Form 10-Q
period 2007-09-30
MOBILE SERVICES GROUP INC; MOBILE STORAGE GROUP INC
filed 2007-12-17
CIK 1169684, 948973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-146157	Mobile Services Group, Inc.	Delaware	04-3648175
333-146157-03	Mobile Storage Group, Inc.	Delaware	20-0751031
(Commission file number)	(Exact name of registrant as	(State or other jurisdiction of	(I.R.S. Employer
	specified in its charter)	incorporation or organization)	Identification No.)

700 North Brand Blvd, Suite 1000
Glendale, California 91203
(818) 253-3230
(Address, including zip code, and telephone number, including area code, of
Registrant’s principal executive offices)

          Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐      No  ☒

          Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐                   Accelerated filer  ☐                      Non-accelerated filer  ☒

          Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒

          The issued and outstanding common stock of Mobile Storage Group, Inc. are not publicly traded and are all owned by Mobile Services Group, Inc. There is no established public trading market for the common stock of Mobile Services Group, Inc. The issued and outstanding common stock of Mobile Services Group, Inc. are owned by MSG WC Intermediary Co. and the issued and outstanding common stock of MSG WC Intermediary Co. are owned by MSG WC Holdings Corp. As of December 14, 2007, there were 1,000 and 100 issued and outstanding shares of common stock of Mobile Services Group, Inc. and Mobile Storage Group, Inc., respectively.

Table of Contents

Part I
Financial Information

Item 1.	Financial Statements	3
Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007 (unaudited)		3
Condensed Consolidated Statements of Operations for the period from July 1, 2006 to August 1, 2006, the
	period from August 2, 2006 to September 30, 2006 and the three months ended September 30, 2007
	(unaudited)	4
Condensed Consolidated Statements of Operations for the period from January 1, 2006 to August 1, 2006,
	the period from August 2, 2006 to September 30, 2006 and the nine months ended September 30, 2007
	(unaudited)	5
Condensed Consolidated Statements of Cash Flows for the period from January 1, 2006 to August 1, 2006,
	the period from August 2, 2006 to September 30, 2006 and the nine months ended September 30, 2007
	(unaudited)	6
Notes to Condensed Consolidated Financial Statements		8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	47
Item 4T. Controls and Procedures		48

Part II
Other Information

Item 1.	Legal Proceedings	49
Item 1A. Risk Factors		49
Item 6.	Exhibits	49

Item 1. Financial Statements

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	Successor

	December 31,	September 30,
	2006	2007
	(Unaudited)
Assets:
Cash and cash equivalents	$1,469	$5,248
Accounts receivable, net of allowance for doubtful accounts of $583 and $888 at December 31,
2006 and September 30, 2007, respectively	29,845	33,455
Inventories	5,550	10,331
Lease equipment, net of accumulated depreciation of $5,384 and $14,915 at December 31,
2006 and September 30, 2007, respectively	301,630	341,229
Property and equipment, net of accumulated depreciation of $1,617 and $5,133
at December 31, 2006 and September 30, 2007, respectively	19,973	25,941
Goodwill	296,854	327,431
Other intangible assets, net	77,955	78,139
Deferred financing costs, net	15,246	13,371
Prepaid expenses and other assets	5,342	7,363
Assets held for sale and discontinued operations	7,567	74
Total assets	$761,431	$842,582

Liabilities:
Accounts payable	$11,169	$22,087
Accrued liabilities	21,830	21,027
Customer deposits	5,998	5,947
Senior revolving credit facility	172,267	214,269
Capital leases and other notes payable	3,268	5,978
9 ¾% Senior Notes Due 2014	200,000	200,000
Deferred income taxes	72,403	87,940
Total liabilities	486,935	557,248
Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, issued and outstanding at December 31,
2006 and September 30, 2007	265,538	268,062
Notes receivable from stockholders	(610)	—
Accumulated other comprehensive income	4,191	8,184
Retained earnings	5,377	9,088
Total stockholders’ equity	274,496	285,334
Total liabilities and stockholders’ equity	$761,431	$842,582

See accompanying notes to condensed consolidated financial statements.

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Dollars in thousands)

	Predecessor	Successor	Successor
	Period from	Period from	Three
	July 1 to	August 2 to	Months Ended
	August 1,	September 30,	September 30,
	2006	2006	2007
Revenues:
Lease and lease related	$13,817	$29,214	$50,085
Sales	2,917	6,213	9,926
Total revenues	16,734	35,427	60,011
Costs and expenses:
Cost of sales	2,145	4,405	6,892
Trucking and yard costs	4,285	9,314	15,376
Depreciation and amortization	1,758	3,779	5,736
Selling, general and administrative
expenses	4,614	9,400	17,472
Management fees to majority
stockholder	140	—	—
Acquisition transaction expenses	40,306	—	—
Income (loss) from operations	(36,514)	8,529	14,535
Other income (expense):
Interest expense, net	(2,297)	(5,827)	(9,749)
Foreign currency transaction gain	—	70	164
Other income (expense)	1	(42)	(9)
Income (loss) from continuing
operations before provision (benefit)
for income taxes	(38,810)	2,730	4,941
Provision (benefit) for income taxes	(12,345)	1,092	1,804
Income (loss) from continuing
operations	(26,465)	1,638	3,137
Income (loss) from operations of
discontinued operations (net of tax
provision (benefit) of $(3), $106 and
$38 for the periods from July 1 to
August 1, 2006, August 2 to
September 30, 2006 and the three
months ended September 30, 2007,
respectively)	(6)	160	(110)
Net income (loss)	$(26,471)	$1,798	$3,027

See accompanying notes to condensed consolidated financial statements.

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Dollars in thousands)

	Predecessor	Successor	Successor
	Period from	Period from	Nine
	January 1 to	August 2 to	Months Ended
	August 1,	September 30,	September 30,
	2006	2006	2007
Revenues:
Lease and lease related	$91,088	$29,214	$138,847
Sales	22,410	6,213	30,017
Total revenues	113,498	35,427	168,864
Costs and expenses:
Cost of sales	16,223	4,405	21,074
Trucking and yard costs	27,965	9,314	43,177
Depreciation and amortization	12,191	3,779	15,862
Selling, general and administrative
expenses	32,103	9,400	53,044
Management fees to majority
stockholder	329	—	—
Acquisition transaction expenses	40,306	—	—
Income (loss) from operations	(15,619)	8,529	35,707
Other income (expense):
Interest expense, net	(15,557)	(5,827)	(28,379)
Foreign currency transaction gain	212	70	637
Other expense	(84)	(42)	(36)
Income (loss) from continuing
operations before provision (benefit)
for income taxes	(31,048)	2,730	7,929
Provision (benefit) for income taxes	(9,240)	1,092	3,053
Income (loss) from continuing
operations	(21,808)	1,638	4,876
Income (loss) from operations of
discontinued operations (net of tax
provision (benefit) of $225, $106 and
($719) for the periods from January 1
to August 1, 2006, August 2 to
September 30, 2006 and the nine
months ended September 30, 2007,
respectively)	337	160	(1,165)
Net income (loss)	$(21,471)	$1,798	$3,711

See accompanying notes to condensed consolidated financial statements.

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	Predecessor	Successor	Successor
	Period from	Period from	Nine Months
	January 1, to	August 2, to	Ended
	August 1,	September 30,	September 30,
	2006	2006	2007
Operating activities
Net income (loss)	$(21,471)	$1,798	$3,711
(Income) loss from discontinued operations	(337)	(160)	1,165
Income (loss) from continuing operations	(21,808)	1,638	4,876
Adjustments to reconcile net income (loss) from
continuing operations to net cash provided by
(used in) operating activities:
Foreign currency transaction gain	(212)	(70)	(637)
Provision for doubtful accounts	744	92	1,211
Write-off of receivables due from affiliates	527	—	—
Amortization of deferred financing costs and
original issue discount	2,107	438	2,645
Depreciation	11,246	3,370	13,453
Amortization	945	409	2,409
Acceleration of original issue discount and
prepayment penalty on Subordinated Notes	11,450	—	—
Write-off of deferred financing costs	8,144	—	—
Deferred income taxes	(10,386)	1,737	3,121
Stock-based compensation	3,041	665	2,524
Changes in operating assets and liabilities:
Accounts receivable	(1,452)	(1,038)	(4,154)
Inventories	(5,652)	(857)	(5,570)
Prepaid expenses and other assets	(580)	1,085	(2,051)
Accounts payable and accrued liabilities	5,969	5,339	6,725
Accrued acquisition transaction expenses	17,162	—	—
Net cash provided by operating activities –
continuing operations	21,245	12,808	24,552
Net cash provided by (used in) operating activities –
discontinued operations	55	(408)	7,228
Net cash provided by operating activities	21,300	12,400	31,780

Investing activities
Acquisition of Predecessor	—	(317,138)	—
Acquisition payment of Predecessor transaction
expenses	—	(17,162)	—
Other acquisitions, net	(8,757)	(9,217)	(21,522)
Purchases of lease equipment	(17,109)	(7,398)	(33,250)
Purchases of property and equipment	(2,416)	(735)	(5,405)
Proceeds from assets held for sale	—	122	—
Net cash used in investing activities	(28,282)	(351,528)	(60,177)

Financing activities
Borrowings under New Credit Facility	—	168,592	44,403
Payments under New Credit Facility	—	(762)	(12,484)
Issuance of 9 ¾ % Senior Notes due 2014	—	200,000	—
Payments on capital leases and notes payable…	(562)	(283)	(878)
Proceeds on note receivable from stockholder	—	—	610
Borrowings (payments) under BofA Credit Facility	11,060	(192,278)	—
Redemptions of subordinated notes	—	(83,200)	—

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)
(Dollars in thousands)

	Predecessor	Successor	Successor
	Period from	Period from	Nine Months
	January 1, to	August 2, to	Ended
	August 1,	September 30,	September 30,
	2006	2006	2007

Redemption of Predecessor common stock	(8)	—	—
Predecessor preferred stock dividends paid	(1,159)	—	—
Predecessor redemptions of preferred stock	(938)	—	—
Equity contributions	—	263,266	—
Deferred financing costs	(1,160)	(15,313)	—
Net cash provided by financing activities	7,233	340,022	31,651
Effect of foreign exchange rate changes on cash	(251)	382	525
Net increase in cash	—	1,276	3,779

Cash and cash equivalents at beginning of period	—	—	1,469
Cash and cash equivalents at end of period	$—	$1,276	$5,248

Supplemental disclosure of cash flow
information:
Cash paid during the period:
Interest	$13,550	$911	$31,156
Income taxes (refund)	$1,715	$62	$(1,000)

Supplemental disclosure of noncash investing
and financing activities:
Details of acquisitions:
Fair value of assets acquired	$8,965	$9,217	$22,367
Liabilities assumed	(208)	—	(845)
Net cash paid in connection with acquisitions	$8,757	$9,217	$21,522

Capital lease obligations incurred	$—	$—	$3,495

See accompanying notes to condensed consolidated financial statements.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

1. Business and Basis of Presentation

Organization and Business

          Mobile Services Group, Inc. (the “Company”) is an international provider of portable storage solutions with 86 locations throughout the United States and the United Kingdom. The Company leases and sells portable storage containers, trailers and mobile offices. The Company has a diversified customer base, including large national and small local companies in the construction, services, retail, manufacturing, transportation, utilities and government sectors. These customers use portable storage solutions for a variety of purposes, including storing and transporting inventory, equipment and documents and providing temporary office space. The Company conducts its operations through its wholly-owned operating subsidiary, Mobile Storage Group, Inc., and its subsidiaries.

          The consolidated financial statements include the accounts of the Company, Mobile Storage Group, Inc. and its subsidiaries, including its operating company in the United Kingdom, Ravenstock MSG Limited (“Ravenstock”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 audited consolidated financial statements and accompanying notes thereto.

Acquisitions

          On August 1, 2006, MSG WC Holdings Corp. (“Holdings”), a newly formed entity controlled by Welsh, Carson, Anderson & Stowe X, L.P. (“Welsh Carson”) and its affiliates, acquired control of the capital stock of the Company (the “Acquisition”) in exchange for consideration of approximately $606,000, subject to certain adjustments and excluding fees and expenses. The Acquisition was financed with $362,000 of debt financing and $263,876 of cash common equity contributions from Welsh Carson and its affiliates and certain members of the Company’s management. A portion of the consideration was used to repay in full the Company’s existing senior secured credit facility (the “BofA Credit Facility”), to repay in full all of the Company’s subordinated notes (“Subordinated Notes”) and to redeem all of its issued and outstanding preferred stock.

          The $362,000 of debt financing consists of the following:

(i)	$200,000 of 93/ % Senior Notes due 2014 (the “Senior Notes”) issued by the Company and its wholly-owned subsidiary Mobile Storage Group, Inc. on the closing date of the Acquisition; and

(ii)	a new $300,000 senior secured, asset-based revolving credit facility (the “New Credit Facility”), which includes a £85,000 U.K. borrowing sublimit. A total of $162,000 was drawn on the New Credit Facility on the closing date, including £37,716 drawn under the Company’s U.K. borrowing sublimit. The New Credit Facility matures on August 1, 2011.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

1. Business and Basis of Presentation (continued)

Acquisitions (continued)

          In connection with the consummation of the Acquisition in August 2006, the Company (i) forgave $527 of receivables due from affiliates and (ii) redeemed all of its issued and outstanding preferred stock, including all preferred dividend payments due which totaled $28,854. Additionally, the Acquisition resulted in a change of control, as defined by the Company’s 2005 stock option plan, which resulted in the immediate vesting of all outstanding and unvested options under the plan.

          The Acquisition was accounted for by Holdings using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Accordingly, the total purchase price, including related fees and expenses, were allocated to the acquired net assets based upon their estimated fair value as of August 1, 2006. During 2007, the Company made a refinement of its preliminary purchase price allocation, resulting in a $3,762 reduction to the acquired lease equipment, a $1,580 increase in accrued liabilities, a $10,833 increase in deferred income taxes, with comparable adjustments to acquired goodwill. In addition, the Securities and Exchange Commission requires the application of “push down accounting” in business combinations where the ownership of an entity has changed. Thus, the post-Acquisition financial statements of the Company, as the acquired entity, reflect the new basis of accounting in accordance with Staff Accounting Bulletin (“SAB”) 54, “Push Down Basis of Accounting Required In Certain Limited Circumstances”.

          All references in the condensed consolidated financial statements and the accompanying notes thereto to events or activities which occurred prior to the completion of the Acquisition on August 1, 2006 relate to Mobile Services Group, Inc., as the predecessor company (the “Predecessor”). All references in the condensed consolidated financial statements and the accompanying notes thereto to events or activities which occurred after completion of the Acquisition on August 1, 2006 relate to Mobile Services Group, Inc., as the successor company (the “Successor”). See Note 1 in our 2006 audited consolidated financial statements for additional information regarding the Acquisition.

2. Summary of Significant Accounting Policies

Revenue Recognition

          The Company leases and sells portable storage containers, trailers and mobile offices to its customers. Leases to customers are generally on a short-term basis qualifying as operating leases. The aggregate lease payments are generally less than the purchase price of the equipment. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectibility is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectibility is reasonably assured.

          Revenue from sales and lease equipment unit delivery, pick-up and repositioning is recognized when these services are provided. Costs associated with these activities are included in trucking and yard costs in the consolidated statements of income.

          Customers in the United States are generally billed in advance for each 28-day period and customers in the United Kingdom are generally billed monthly in arrears. Deferred revenue is recorded for the unearned portion of prebilled lease income.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Lease Equipment

          Lease equipment consists primarily of portable storage containers, trailers and mobile offices used by the Company in its lease fleet. The lease equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives, as follows: containers – 20 years; trailers and portable steel offices – 15 years; portable timber offices – 10 years. Salvage values are determined when the lease equipment is acquired and are typically 70% for containers, and 10% for trailers and portable offices. Management believes the estimated salvage values do not cause carrying values to exceed net realizable values. Normal repairs and maintenance to lease equipment are expensed as incurred.

Property and Equipment

          Property and equipment is stated at cost. Depreciation for property and equipment is recorded on the straight-line method over their estimated useful lives of five years. Transportation equipment is generally depreciated over five to seven years with a salvage value of 20%. Leasehold improvements and buildings are depreciated on the straight-line method over their estimated useful lives of 12 years, or the term of the underlying lease agreement, whichever is shorter.

Goodwill and Other Intangible Assets

          Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with acquisitions. The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets be reviewed for impairment at least annually. The Company tests goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the required impairment tests of goodwill and indefinite-lived intangible assets as of October 1, 2004, 2005 and 2006. The Company has determined that no impairments related to goodwill and indefinite-lived intangible assets exist.

          Other intangible assets with finite useful lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of non-compete covenants and customer relationships which are amortized over the expected period of benefit which range from five to ten years. Non-compete covenants are amortized using the straight-line method while customer relationships are amortized using an accelerated method that reflects the related customer attrition rates. At December 31, 2006 and September 30, 2007, non-compete covenants amounted to $1,263 and $1,291, respectively, net of accumulated amortization of $369 and $830, respectively.

          Customer relationships amounted to $16,105 and $15,353 as of December 31, 2006 and September 30, 2007, respectively, net of accumulated amortization of $759 and $2,521, respectively. Amortization expense related to intangible assets was approximately $945, $409 and $2,409 for the period January 1, 2006 to August 1, 2006, the period August 2, 2006 to September 30, 2006 and the nine months ended September 30, 2007, respectively. Included in other intangible assets are indefinite-lived trade names which amount to $60,587 and $61,495 as of December 31, 2006 and September 30, 2007, respectively.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

          The estimated fair value of financial instruments has been determined by the Company using available market information valuation methodologies. Management uses judgment in estimating fair values. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange.

          The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair values. The carrying amounts of the Company’s borrowings under the Subordinated Notes and the revolving credit facility approximate fair value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements or since the floating rates change with market conditions. The estimated fair value of the Company’s 9 ¾% Senior Notes is approximately $200,500 at September 30, 2007 based on quoted market prices.

Deferred Revenues

          Included in accrued liabilities in the accompanying consolidated balance sheets are deferred revenues totaling $1,446 as of December 31, 2006 and $1,710 as of September 30, 2007.

Income Taxes

          Deferred income taxes have been provided for using the liability method. Deferred tax assets and liabilities are determined based upon the difference between the financial statement basis and tax basis of assets and liabilities as measured by the enacted tax rate which will be in effect when these differences are expected to reverse. These differences are primarily related to depreciation. Foreign taxes are provided based on the tax rates of the country of the subsidiary.

Comprehensive Income

          For the period January 1, 2006 to August 1, 2006, the period August 2, 2006 to September 30, 2006 and the nine months ended September 30, 2007, comprehensive income (loss) amounted to $(15,976), $2,180 and $7,704, respectively. The difference between net income and comprehensive income relates to the Company’s change in foreign currency translation adjustments.

Estimates and Assumptions

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

          The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. Upon adoption, the Company recognized no adjustment in its balance of unrecognized tax benefits and no adjustment to retained earnings. As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $0.6 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were insignificant for the nine months ended September 30, 2007. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2003; state and local income tax examinations before 2002; and foreign income tax examinations before 2004. There are no income tax examinations currently in process.

          In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements. Because Statement No. 157 does not require any new fair value measurements or re-measurements of previously computed fair values, the Company does not believe the adoption of this Statement will have a material effect on the Company’s results of operations or financial condition.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring related assets and liabilities that were previously required to use a different accounting method without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for years beginning after November 15, 2007. We are currently evaluating the potential impact of adopting this Standard.

3. Acquisitions

          The Company acquired the assets of certain companies during the period from January 1, 2006 to August 1, 2006, the period from August 2, 2006 to September 30, 2006 and the nine months ended September 30, 2007 for an aggregate purchase price of $8,757, $9,217 and $21,522, respectively, which the Company paid in cash. The acquisitions in 2006 and 2007 were accounted for as purchases and the acquired assets were recorded at their estimated fair values on the date of acquisition. The accompanying consolidated financial statements include the operations of the acquired companies from the respective dates of acquisition.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

3. Acquisitions (continued)

          Set forth below is summary consolidated pro forma information for the Company, giving effect to the 2006 and 2007 acquisitions as if they had been completed on the first day of each period presented. The summary consolidated pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates or of future consolidated results of operations.

	Predecessor	Successor
	Period from	Period from	Three months
	July 1 to	August 2 to	ended
	August 1,	September 30,	September 30,
	2006	2006	2007

Total revenues	$16,990	$35,939	$60,568
Net income (loss)	$(26,214)	$1,904	$3,138

	Predecessor	Successor
	Period from	Period from	Nine months
	January 1 to	August 2 to	ended
	August 1,	September 30,	September 30,
	2006	2006	2007

Total revenues	$115,725	$35,939	$173,072
Net income (loss)	$(20,617)	$1,904	$5,330

The fair value of the assets acquired and liabilities assumed has been allocated as follows:

	Predecessor	Successor
	Period from	Period from	Nine months
	January 1 to	August 2 to	ended
	August 1,	September 30,	September 30,
	2006	2006	2007
Lease equipment	$6,948	5,486	$10,537
Sale inventory	—	—	295
Property and equipment	233	—	500
Non-compete agreements	100	—	350
Goodwill	1,009	3,011	10,103
Customer relationships	675	720	582
Accrued liabilities	(208)	—	(845)
	$8,757	9,217	$21,522

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

4. Property and Equipment

Property and equipment consist of the following:

	December 31,	September 30,
	2006	2007
Land and buildings	$3,876	$4,212
Transportation equipment	13,603	20,025
Furniture, fixtures and office equipment	3,465	5,609
Leasehold improvements	646	1,228
	21,590	31,074
Less: Accumulated depreciation	(1,617)	(5,133)
	$19,973	$25,941

5. Financing

Senior Revolving Credit Facility

          Prior to the Acquisition completed on August 1, 2006, the Company had a $260,000 Senior revolving credit facility with Bank of America (the “BofA Credit Facility”), as agent for a bank syndicate. Borrowings under the BofA Credit Facility were secured by a lien on substantially all of the Company’s assets. Such borrowings were based on a borrowing base amount determined by a percentage of the collateral value of the lease equipment, accounts receivable and inventories. The lease equipment were required to be appraised at least annually and the advance rates were determined annually at the time of the appraisal. The advance rate for the lease fleet assets was calculated by dividing the lesser of (1) 85% of Orderly Liquidation Value as determined by the annual appraisal or (2) 90% of net book value of total rental fleet for the U.S. or U.K. Interest was payable monthly or with respect to LIBOR borrowings, either quarterly or on the last day of the applicable interest period. The revolving loans bear interest at U.S. LIBOR or U.K. LIBOR plus 1.75% to 3.0% or at U.S. Base Rate or U.K. Base Rate, as defined, plus 0% to 1.25% .

           The BofA Credit Facility required the Company to meet specific financial ratios and placed various restrictions on the Company, including the incurrence of additional debt, specified limits on capital expenditures, the amounts of dividends which can be made by the Company, and did not allow for dividends to be paid on common stock.

          In connection with the Acquisition on August 1, 2006, the Company entered into a new credit facility (the “New Credit Facility”). The New Credit Facility is a 5-year senior secured, asset-based revolving credit facility providing for loans of up to $300,000, subject to specified borrowing base formulas, of which the dollar equivalent of up to £85,000 can be drawn in borrowings denominated in British pounds and may be borrowed (and re-borrowed) by Ravenstock for use in the Company’s U.K. operations. The Company may also incur up to $50,000 of additional senior secured debt under the New Credit Facility, subject to the consent of the joint-lead arrangers under the New Credit Facility, the availability of lenders willing to provide such incremental debt and compliance with the covenants and certain other conditions under the New Credit Facility.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

5. Financing (continued)

          Borrowings under the New Credit Facility are secured by a lien on substantially all of the Company’s assets. Such borrowings are governed by a borrowing base, with respect to the Company’s domestic assets (including assets of subsidiary guarantors) and the assets of Ravenstock (including assets of subsidiary guarantors), respectively, consisting of the sum of (i) 85% of eligible accounts receivable, plus (ii) the lesser of 100% of the net book value and 90% of the net orderly liquidation value of eligible lease fleet assets, plus (iii) the lesser of 90% of the net book value of and 80% of the net orderly liquidation value of eligible machinery and equipment, plus (iv) (A) until an acceptable appraisal is received, 90% of the net book value of eligible inventory (subject to an aggregate $25,000 inventory sublimit) or (B) after an acceptable appraisal is received, the lesser of (x) 90% of the net book value of eligible inventory and (y) 90% of the net orderly liquidation value of eligible inventory (subject to an aggregate $35,000 inventory sublimit). The borrowing base is also subject to certain other adjustments and reserves to be determined by the administrative agent for the lenders under the New Credit Facility. As of September 30, 2007, the Company’s aggregate borrowing capacity pursuant to the borrowing base under the New Credit Facility amounts to $85,731, net of the $214,269 in outstanding borrowings.

          In general, borrowings under the New Credit Facility bear interest based, at the Company’s option, on either the agent lender’s base rate or U.S. or U.K. LIBOR, in each case plus a margin. The applicable margin on base rate borrowings can range from 0.5% to 1.25% and 1.5% to 2.25% for LIBOR borrowings based on the Company’s ratio of total debt to EBITDA at the time of determination. As of September 30, 2007, the interest rate for borrowings under the New Credit Facility is based on the agent lender’s base rate plus 1.0% or LIBOR plus 2.0% . The Company’s weighted-average interest rate on outstanding obligations under the New Credit Facility as of September 30, 2007 is 7.74% .

          The New Credit Facility places various restrictions on the Company, including the incurrence of additional debt, specified limits on capital expenditures, the amounts of dividends which can be made by the Company, and does not allow for dividends to be paid on common stock. In addition, the New Credit Facility requires the Company to meet specific financial ratios if the total aggregate borrowing capacity falls below $30,000. Had the Company been subject to such financial ratios as of September 30, 2007, the Company would have been in full compliance.

          The Company has $4,329 in letters of credit outstanding at September 30, 2007 related to its workers compensation and automobile insurance policies. There were no outstanding draws against such letters of credit as of September 30, 2007.

Subordinated Notes

          The Company’s subordinated notes, as amended (the “Subordinated Notes”), consisted of notes held by The Northwestern Mutual Life Insurance Company, Caisse de depot et placement du Quebec, John Hancock Life Insurance Company and its affiliates and New York Life Insurance Company. The Subordinated Notes were issued in principal amounts of $25,000 and $55,000 during 2001 and 2002, respectively, and bear interest at 12% per annum with interest payable semiannually. Amortization of the original issue discount related to the Subordinated Notes amounted to $908 for the period from January 1, 2006 to August 1, 2006 and is included in interest expense in the condensed consolidated statement of income. The Subordinated Notes placed various restrictions on the Company and required the Company to meet specific financial ratios in order to incur additional debt, subject to certain exceptions.

          In connection with the Acquisition on August 1, 2006, the Company paid $83,200 to redeem all of the Subordinated Notes at face value, including $3,200 of prepayment penalties plus all accrued interest through the redemption date.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

5. Financing (continued)

Senior Notes

          In connection with the Acquisition, the Company issued $200,000 of Senior Notes on August 1, 2006. Interest on the Senior Notes accrues at a rate of 9¾% per annum and is payable on February 1 and August 1 of each year. The Company paid $9,750 of interest due on the Senior Notes in cash on each due date of February 1, 2007 and August 1, 2007. The Senior Notes mature on August 1, 2014. The Senior Notes place various restrictions on the Company, including the incurrence of additional debt, sales of assets and payment of dividends. The Senior Notes are senior unsecured obligations of the Company and are guaranteed by all of the Company’s current and future domestic subsidiaries, except for certain immaterial domestic subsidiaries. Such notes and guarantees are effectively junior to all of the Company’s secured indebtedness to the extent of the collateral securing such indebtedness. The Senior Notes are not guaranteed by any of the Company’s foreign subsidiaries and are structurally subordinated to the indebtedness and other liabilities of such non-guarantor subsidiaries. See Note 11 – Condensed Consolidating Financial Information, for financial information regarding the Company’s guarantor and non-guarantor subsidiaries.

          The Company has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, which was declared effective on November 8, 2007, in connection with the Company’s offer to exchange registered Senior Notes for its currently outstanding Senior Notes. The registered Senior Notes will represent the same debt as the currently outstanding Senior Notes and will be issued under the same indenture as the currently outstanding Senior Notes. The initial exchange offer expired on December 14, 2007.

Capital Leases and Other Notes Payable

          Capital leases and other notes payable consist of $1,967 and $4,997 in capital lease obligations with various leasing companies and $1,301 and $981 of other notes payable as of December 31, 2006 and September 30, 2007, respectively.

6. Related Party Transactions

Transactions with MSG WC Holdings Corp. (“Holdings”)

          The Company has various transactions with its parent company, Holdings, which are recorded through intercompany accounts. These amounts are payable on a current basis and are not subject to interest charges.

          Holdings has made grants of stock options to key employees under the MSG WC Holdings Corp. 2006 Stock Option Plan. During the period from August 2, 2006 to September 30, 2007, options to purchase 24,728 shares of Holdings were granted to Company employees, of which 3,900 options were granted during the nine months ended September 30, 2007. Holdings has allocated compensation expense to the Company of $2,524 during the nine months ended September 30, 2007 in connection with the issuance of these options which are included in the Company’s selling, general and administrative expenses.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

6. Related Party Transactions (continued)

Holdings Subordinated Notes

          On August 1, 2006, Holdings issued $90,000 in aggregate principal amount of subordinated notes to WCAS Capital Partners IV, L.P., an affiliate of Welsh Carson, and a strategic co-investor. The proceeds from the Holdings subordinated notes were contributed to the Company in the form of common equity capital and were used to fund the Acquisition. The Holdings subordinated notes mature on February 1, 2015 and are structurally and contractually subordinated to the New Credit Facility and the Senior Notes. Such subordinated notes are unsecured and do not possess the benefit of a guarantee. The Holdings subordinated notes accrue interest on a payment-in-kind, non-cash basis at 12.0% per annum for the first two years. Thereafter, interest will be payable quarterly at 10.0% per annum subject to the terms of the New Credit Facility and the Senior Notes. If Holdings is prohibited from making cash interest payments, interest will continue to accrue on a payment-in-kind, non-cash basis at 12.0% per annum.

Consulting Agreement with Board Members

          The Company has consulting agreements with (i) its former chief executive officer and current board member, (ii) its former executive vice-president and current board member, and (iii) a current board member for their consulting services. Such services relate to consulting on strategic business plans, acquisitions, and customer and vendor relationships. Fees and expenses paid in connection with these agreements amounted to $92, $26 and $150 for the period January 1, 2006 to August 1, 2006, the period August 2, 2006 to September 30, 2006 and for the nine months ended September 30, 2007, respectively.

Transactions with PV Realty LLC

          The Company leases property from PV Realty, LLC, a company controlled by the Company’s a) former chief executive officer and current board member; and b) former executive vice-president and current board member. The Company pays annual rent of $78 through August 31, 2008. The Company believes the price and terms of this lease are at fair market value.

Fees to Former Majority Stockholder

          In June 2000, the Company began to pay management fees to its then majority stockholder under a management agreement for financial advisory services including reviewing the business, operations and prospects of the Company with management, assisting in acquisitions, and finding and negotiating with potential financing sources. The term of the agreement is for three years with automatic one-year extensions unless terminated with six months notice by the Board of Directors or the stockholders after the initial three-year term. Fees and expenses incurred in connection with the management agreement amounted to $329 for the period from January 1, 2006 to August 1, 2006. This management agreement was terminated on August 1, 2006 in connection with the Acquisition.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

7. Redeemable Preferred Stock

           The Company issued Series E redeemable convertible preferred stock in 2000 through 2001 with a par value of $20 per share. The Series E preferred stock was nonvoting and was convertible into shares of common stock, determined by dividing the liquidation preference of the preferred shares by the offering price upon an underwritten public offering of shares of common stock. The remaining shares were mandatorily redeemable on the tenth anniversary of the issuance of such shares or anytime at the option of the Company.

          In connection with the consummation of the Acquisition in August 2006, the Company redeemed all of its issued and outstanding Series E preferred stock, totaling 238,000 shares, including all cumulated dividends, for $5,601 in cash.

8. Stockholders’ Equity

Preferred Stock

The Company had several series of redeemable preferred stock including Series B, C, G, H, I, J, and K. Such preferred stock were nonvoting except as required by law. Series B, C and G shares were nonconvertible. Series H, I, and J shares were automatically convertible into shares of common stock six months and one day subsequent to the completion of an initial public offering of the Company’s common stock. Series K shares were automatically convertible into shares of common stock, determined by dividing the liquidation preference of the preferred shares by the offering price upon an underwritten public offering of shares of common stock.

          For certain series of preferred stock, the holder was entitled to receive an annual dividend payable in cash. Such earned participating dividends were cumulative from the date first earned until paid or until the respective shares were redeemed by the Company. The par value and annual dividend rate of each series of preferred stock were as follows:

	Par Value	Annual
Series	(per share)	Dividend %
B	$10.0	10.0%
C	$20.0	8.5%
G	$ 0.1	None
H	$10.0	10.0%
I	$10.0	10.0%
J	$10.0	10.0%
K	$ 0.1	None

          In connection with the consummation of the Acquisition in August 2006, the Company redeemed all of its issued and outstanding Series B, C, G, H, I, J and K preferred stock, totaling 1,933,000 shares, including all accumulated dividends, for $24,512.

MOBILE SERVICES GROUP, INC.

     Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

8. Stockholders’ Equity (continued)

Stock Option Plans

          On February 8, 2005, the Board of Directors approved a stock option incentive plan (the “2005 Plan”) for the Company. All options issued and outstanding under stock option plans approved by the Company prior to 2005 were assumed under the 2005 Plan with the date of grant, exercise price and vesting of each option remaining unchanged. See Note 10 in our 2006 audited consolidated financial statements for additional information regarding the 2005 Plan.

          In connection with the consummation of the Acquisition, a change of control, as defined by the 2005 Plan, occurred which resulted in the immediate vesting of all outstanding and unvested options under the 2005 Plan. This immediate vesting resulted in a pre-tax compensation charge recorded by the Predecessor in August 2006 as Acquisition transaction expenses of $2,341. The 2005 Plan was terminated on August 1, 2006 in conjunction with the Acquisition.

9. Foreign Operations

          Condensed financial information of the Company’s foreign subsidiaries, the operations of which are principally located in the United Kingdom, at December 31, 2006 and September 30, 2007, and for the period July 1, 2006 to August 1, 2006, the period August 2, 2006 to September 30, 2006, the three months ended September 30, 2007, the period January 1, 2006 to August 1, 2006, the period August 2, 2006 to September 30, 2006 and the nine months ended September 30, 2007, before eliminations of intercompany balances and profits, are as follows:

	Successor
	December 31,	September 30,
	2006	2007
Assets
Lease equipment, net	$104,949	$123,501
Goodwill, net	32,443	46,548
All other assets	47,760	52,651
	$185,152	$222,700
Liabilities and stockholders’ equity
Accounts payable	$5,752	$11,506
Notes payable	73,627	86,662
Other liabilities	34,240	39,387
Stockholders’ equity	71,533	85,145
	$185,152	$222,700

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

9. Foreign Operations (continued)

	Predecessor	Successor
	Period from	Period from	Three months
	July 1 to	August 2 to	ended
	August 1,	September 30,	September 30,
	2006	2006	2007
Revenues and Net Income:
Total revenues	$6,646	$12,554	$21,751
Costs and expenses	8,206	11,825	20,173
Net income	$(1,560)	$729	$1,578

	Predecessor	Successor
	Period from	Period from	Nine months
	January 1 to	August 2 to	ended
	August 1,	September 30,	September 30,
	2006	2006	2007
Revenues and Net Income:
Total revenues	$42,342	$12,554	$61,483
Costs and expenses	41,773	11,825	59,700
Net income	$569	$729	$1,783

10. Discontinued Operations

          Effective during the fourth quarter of 2006, the Company committed to plans to sell its Action Trailer Sales division (“Action”), thereby meeting the held-for-sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Action is comprised of three locations in the U.S., which are primarily engaged in the business of buying and selling used trailers.

          In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of Action are presented separately as assets held for sale in the accompanying consolidated balance sheets and the operating results of Action are presented as discontinued operations in the accompanying consolidated statements of income and cash flows. Prior period financial results were reclassified to conform to these changes in presentation.

          The Company did not record a gain or loss related to such discontinued operations during the year ended December 31, 2006 because no gain or loss was expected upon completion of the sale of Action based upon facts and circumstances at that time. As efforts to sell Action progressed during 2007, the Company subsequently determined that the fair value of Action’s net assets, less costs to sell, was lower than its net carrying value. Based on sales of Action’s assets that occurred during the nine months ended September 30, 2007, a loss on disposal of $1,566 was recorded within discontinued operations of which $430 is from the absorption of a future lease liability. The value of the remaining assets held for sale as of September 30, 2007, which amounts to $74, reflects an estimate of their fair value based on sales of Action’s assets during the nine months ended September 30, 2007. Such remaining assets are expected to be sold before December 31, 2007.

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

10. Discontinued Operations (continued)

          The results of discontinued operations for the period from July 1, 2006 to August 1, 2006, the period from August 2, 2006 to September 30, 2006, the three months ended September 30, 2007, the period from January 1, 2006 to August 1, 2006, the period from August 2, 2006 to September 30, 2006, the nine months ended September 30, 2007 are summarized as follows:

	Predecessor	Successor
	Period from	Period from	Three months
	July 1 to	August 2 to	ended
	August 1,	September 30,	September 30,
	2006	2006	2007

Revenues	$2,147	$3,306	$167
Income (loss) from operations of discontinued
component	$(9)	$266	$(72)
Provision (benefit) for income taxes	(3)	106	38
Net income (loss)	$(6)	$160	$(110)

	Predecessor	Successor
	Period from	Period from	Nine months
	July 1 to	August 2 to	ended
	August 1,	September 30,	September 30,
	2006	2006	2007

Revenues	$17,019	$3,306	$10,415
Income (loss) from operations of discontinued
component (including loss on disposal of
$1,566 for the nine months ended
September 30, 2007)	$562	$266	$(1,884)
Provision (benefit) for income taxes	225	106	(719)
Net income (loss)	$337	$160	$(1,165)

          Interest expense allocated to Action’s discontinued operations for the period from July 1, 2006 to August 1, 2006, the period August 2, 2006 to September 30, 2006, the three months ended September 30, 2007, the period from January 1, 2006 to August 1, 2006, the period August 2, 2006 to September 30, 2006 and the nine months ended September 30, 2007 was based upon a ratio of (i) the net assets of the discontinued operations compared to (ii) the overall net assets plus debt obligations of the Company and amounted to $51, $74, $0, $349, $74 and $5, respectively.

          At December 31, 2006 and September 30, 2007, assets held for sale and discontinued operations consist of the following:

	Successor
	December 31,	September 30,
	2006	2007
Accounts receivable, net	$901	$—
Inventories	6,366	78
Other assets	334	6
Accrued liabilities	(34)	(10)
	$7,567	$74

MOBILE SERVICES GROUP, INC.
Notes To Condensed Consolidated Financial Statements
(Information at September 30, 2007, for the period January 1, 2006 to August 1, 2006, for the period August 2, 2006 to September 30, 2006 and for the nine months ended
September 30, 2007 are unaudited)
(Dollars in thousands, except per share data)

11. Condensed Consolidating Financial Information

          The following tables present condensed consolidating financial information for: (a) Mobile Services Group, Inc. (the “Parent”) on a stand-alone basis as a co-issuer of the Senior Notes; (b) on a combined basis, the subsidiary co-issuer and guarantors of the Senior Notes (“Subsidiary Co-Issuer and Guarantors”), which include Mobile Storage Group, Inc., a co-issuer of the Senior Notes, and A Better Mobile Storage Company and Mobile Storage Group (Texas), L.P., guarantors with nonmaterial assets and operations; (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Ravenstock MSG Limited, MSG Investments, Inc., Mobile Storage U.K. Finance LP, LIKO Luxembourg International s.a.r.1. and certain other nonmaterial, inactive entities based in the United Kingdom. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantees by each 100% owned Subsidiary Guarantor are full and unconditional, joint and several, and management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

MOBILE SERVICES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2007
(Successor)
(Unaudited)

(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$—	$5,248	$—	$—	$5,248
Accounts receivable, net	—	16,405	17,050	—	33,455
Inventories	—	9,750	581	—	10,331
Lease equipment, net	—	217,728	123,501	—	341,229
Property and equipment, net	—	20,320	5,621	—	25,941
Investment in subsidiary	285,334	85,145	—	(370,479)	—
Intercompany balances	—	3,739	(3,739)	—	—
Goodwill	—	280,883	46,548	—	327,431
Other intangible assets, net	—	52,183	25,956	—	78,139
Other assets	—	13,552	7,182	—	20,734
Assets held for sale and discontinued
operations	—	74	—	—	74
Total assets	$285,334	$705,027	$222,700	$(370,479)	$842,582

Liabilities:
Accounts payable	$—	$10,581	$11,506	$—	$22,087
Total debt	—	333,585	86,662	—	420,247
Other liabilities	—	21,020	5,954	—	26,974
Deferred income taxes	—	54,507	33,433	—	87,940
Total liabilities	—	419,693	137,555	—	557,248
Stockholders’ equity:
Total stockholders’ equity	285,334	285,334	85,145	(370,479)	285,334
Total liabilities and stockholders’ equity	$285,334	$705,027	$222,700	$(370,479)	$842,582

MOBILE SERVICES GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2006
(Successor)

(Dollars in thousands)

		Subsidiary	Non-
		Co-Issuer and	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$—	$1,469	$—	$—	$1,469
Accounts receivable, net	—	15,601	14,244	—	29,845
Inventories	—	5,255	295	—	5,550
Lease equipment, net	—	196,681	104,949	—	301,630
Property and equipment, net	—	15,793	4,180	—	19,973
Investment in subsidiary	274,496	71,533	—	(346,029)	—
Intercompany balances	—	(1,745)	1,745	—	—
Goodwill	—	264,411	32,443	—	296,854
Other intangible assets, net	—	52,561	25,394	—	77,955
Other assets	—	18,686	1,902	—	20,588
Assets held for sale and discontinued
operations	—	7,567	—	—	7,567
Total assets	$274,496	$647,812	$185,152	$(346,029)	$761,431

Liabilities:
Accounts payable	$—	$5,417	$5,752	$—	$11,169
Total debt	—	301,908	73,627	—	375,535
Other liabilities	—	23,945	3,883	—	27,828
Deferred income taxes	—	42,046	30,357	—	72,403
Total liabilities	—	373,316	113,619	—	486,935
Stockholders’ equity:
Total stockholders’ equity	274,496	274,496	71,533	(346,029)	274,496
Total liabilities and stockholders’ equity	$274,496	$647,812	$185,152	$(346,029)	$761,431

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months ended September 30, 2007
(Successor)
(Unaudited)

(Dollars in thousands)

		Subsidiary	Non-
		Co-Issuer and	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Lease and lease related	$—	$30,958	$19,127	$—	$50,085
Sales	—	7,302	2,624	—	9,926
Total revenues	—	38,260	21,751	—	60,011

Costs and expenses:
Cost of sales	—	4,784	2,108	—	6,892
Trucking and yard costs	—	7,581	7,795	—	15,376
Depreciation and amortization	—	3,651	2,085	—	5,736
Selling, general and administrative
expenses	—	11,756	5,716	—	17,472
Interest expense, net	—	7,807	1,942	—	9,749
Other expense (income)—net	—	9	(164)	—	(155)
Income before provision for income taxes,
discontinued operations and equity in
earnings of consolidated subsidiaries	—	2,672	2,269	—	4,941
Provision for income taxes	—	1,113	691	—	1,804
Loss from discontinued operations	—	(110)	—	—	(110)
Equity in earnings of consolidated
subsidiaries	3,027	1,578	—	(4,605)	—
Net income	$3,027	$3,027	$1,578	$(4,605)	$3,027

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Period from July 1, 2006 to August 1, 2006
(Predecessor)
(Unaudited)

(Dollars in thousands)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Lease and lease related	$—	$8,568	$5,249	$—	$13,817
Sales	—	1,520	1,397	—	2,917
Total revenues	—	10,088	6,646	—	16,734

Costs and expenses:
Cost of sales	—	985	1,160	—	2,145
Trucking and yard costs	—	2,124	2,161	—	4,285
Depreciation and amortization	—	990	768	—	1,758
Selling, general and administrative
expenses	165	3,071	1,518	—	4,754
Acquisition transaction expenses	—	37,564	2,742	—	40,306
Interest expense, net	—	1,796	501	—	2,297
Other expense (income) – net	—	3	(4)	—	(1)
Loss before benefit for income taxes,
discontinued operations and equity in
earnings of consolidated subsidiaries	(165)	(36,445)	(2,200)	—	(38,810)
Benefit for income taxes	(66)	(11,639)	(640)	—	(12,345)
Loss from discontinued operations	—	(6)	—	—	(6)
Equity in earnings of consolidated
subsidiaries	(26,372)	(1,560)	—	27,932	—
Net loss	$(26,471)	$(26,372)	$(1,560)	$27,932	$(26,471)

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Period from August 2, 2006 to September 30, 2006
(Successor)
(Unaudited)

(Dollars in thousands)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Lease and lease related	$—	$18,509	$10,705	$—	$29,214
Sales	—	4,364	1,849	—	6,213
Total revenues	—	22,873	12,554	—	35,427

Costs and expenses:
Cost of sales	—	2,950	1,455	—	4,405
Trucking and yard costs	—	4,861	4,453	—	9,314
Depreciation and amortization	—	2,167	1,612	—	3,779
Selling, general and administrative
expenses	24	6,225	3,151	—	9,400
Interest expense, net	—	5,030	797	—	5,827
Other expense (income) – net	—	(29)	1	—	(28)
Income (loss) before provision (benefit) for
income taxes, discontinued operations and
equity in earnings of consolidated
subsidiaries	(24)	1,669	1,085	—	2,730
Provision (benefit) for income taxes	(9)	745	356	—	1,092
Income from discontinued operations	—	160	—	—	160
Equity in earnings of consolidated
subsidiaries	1,813	729	—	(2,542)	—
Net income	$1,798	$1,813	$729	$(2,542)	$1,798

MOBILE SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2007
(Successor)
(Unaudited)

(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Lease and lease related	$—	$86,682	$52,165	$—	$138,847
Sales	—	20,699	9,318	—	30,017
Total revenues	—	107,381	61,483	—	168,864

Costs and expenses:
Cost of sales	—	13,500	7,574	—	21,074
Trucking and yard costs	—	21,261	21,916	—	43,177
Depreciation and amortization	—	9,910	5,952	—	15,862
Selling, general and administrative
expenses	—	34,567	18,477	—	53,044
Interest expense, net	—	22,699	5,680	—	28,379
Other expense (income)—net	—	87	(688)	—	(601)
Income before provision for income taxes,
discontinued operations and equity in
earnings of consolidated subsidiaries	—	5,357	2,572	—	7,929
Provision for income taxes	—	2,264	789	—	3,053
Loss from discontinued operations	—	(1,165)	—	—	(1,165)
Equity in earnings of consolidated
subsidiaries	3,711	1,783	—	(5,494)	—
Net income	$3,711	$3,711	$1,783	$(5,494)	$3,711

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Period from January 1, 2006 to August 1, 2006
(Predecessor)
(Unaudited)

(Dollars in thousands)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Lease and lease related	$—	$56,911	$34,177	$—	$91,088
Sales	—	14,245	8,165	—	22,410
Total revenues	—	71,156	42,342	—	113,498

Costs and expenses:
Cost of sales	—	9,701	6,522	—	16,223
Trucking and yard costs	—	13,998	13,967	—	27,965
Depreciation and amortization	—	7,125	5,066	—	12,191
Selling, general and administrative
expenses		21,881	10,222	—	32,103
Acquisition transaction expenses	—	37,564	2,742	—	40,306
Interest expense, net	—	12,352	3,205	—	15,557
Other expense (income) – net	329	78	(206)	—	201
Income (loss) before provision (benefit) for
income taxes, discontinued operations and
equity in earnings of consolidated
subsidiaries	(329)	(31,543)	824	—	(31,048)
Provision (benefit) for income taxes	(132)	(9,363)	255	—	(9,240)
Income from discontinued operations	—	337	—	—	337
Equity in earnings of consolidated
subsidiaries	(21,274)	569	—	20,705	—
Net income (loss)	$(21,471)	$(21,274)	$569	$20,705	$(21,471)

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Period from August 2, 2006 to September 30, 2006
(Successor)
(Unaudited)

(Dollars in thousands)

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Lease and lease related	$—	$18,509	$10,705	$—	$29,214
Sales	—	4,364	1,849	—	6,213
Total revenues	—	22,873	12,554	—	35,427

Costs and expenses:
Cost of sales	—	2,950	1,455	—	4,405
Trucking and yard costs	—	4,861	4,453	—	9,314
Depreciation and amortization	—	2,167	1,612	—	3,779
Selling, general and administrative
expenses	24	6,225	3,151	—	9,400
Interest expense, net	—	5,030	797	—	5,827
Other expense (income) – net	—	(29)	1	—	(28)
Income (loss) before provision (benefit) for
income taxes, discontinued operations and
equity in earnings of consolidated
subsidiaries	(24)	1,669	1,085	—	2,730
Provision (benefit) for income taxes	(9)	745	356	—	1,092
Income from discontinued operations	—	160	—	—	160
Equity in earnings of consolidated
subsidiaries	1,813	729	—	(2,542)	—
Net income	$1,798	$1,813	$729	$(2,542)	$1,798

MOBILE SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine months Ended September 30, 2007
(Successor)
(Unaudited)

(Dollars in thousands)

		Subsidiary
		Co-Issuer	Non-
		and	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$21,746	$10,034	$—	$31,780

Investing activities:
Other acquisitions, net	—	(21,522)	—		(21,522)
Purchases of lease equipment, net	—	(15,317)	(17,933)	—	(33,250)
Purchases of property and equipment	—	(3,358)	(2,047)	—	(5,405)
Net cash used in investing activities	—	(40,197)	(19,980)	—	(60,177)

Financing activities:
Borrowings under New Credit Facility	—	35,000	9,403	—	44,403
Payments under New Credit Facility	—	(12,484)	—	—	(12,484)
Borrowing (payments) on capital leases and
notes payable	—	(896)	18	—	(878)
Proceeds on note receivable from
stockholder	—	610	—	—	610

Net cash provided by financing activities	—	22,230	9,421	—	31,651
Effect of foreign exchange rate changes on
cash	—	—	525	—	525
Net increase in cash	—	3,779	—	—	3,779
Cash and cash equivalents at beginning of
period	—	1,469	—	—	1,469
Cash and cash equivalents at end of period	$—	$5,248	$—	$—	$5,248

MOBILE SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period January 1, 2006 to August 1, 2006
(Predecessor)
(Unaudited)

(Dollars in thousands)

		Subsidiary
		Co-Issuer	Non-
		and	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$16,525	$4,775	$—	$21,300

Investing activities:
Acquisitions, net of cash acquired	—	(8,757)	—	—	(8,757)
Purchases of lease equipment, net	—	(9,018)	(8,091)	—	(17,109)
Purchases of property and equipment	—	(1,142)	(1,274)	—	(2,416)
Net cash used in investing activities	—	(18,917)	(9,365)	—	(28,282)

Financing activities:
Payments on capital leases and notes
payable	—	(524)	(38)	—	(562)
Payments under BofA Credit Facility	—	6,181	4,879	—	11,060
Redemption of predecessor common stock	—	(8)	—	—	(8)
Preferred stock dividends paid	—	(1,159)	—	—	(1,159)
Redemption of preferred stock	—	(938)	—	—	(938)
Deferred financing costs	—	(1,160)	—	—	(1,160)
Net cash provided by financing activities	—	2,392	4,841	—	7,233
Effect of foreign exchange rate changes on
cash	—	—	(251)	—	(251)
Net increase in cash	—	—	—	—	—
Cash and cash equivalents at beginning of
period	—	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

MOBILE SERVICES GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period August 2, 2006 to September 30, 2006
(Successor)
(Unaudited)

(Dollars in thousands)

		Subsidiary
		Co-Issuer	Non-
		and	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$9,077	$3,323	$—	$12,400

Investing activities:
Acquisition of Predecessor	—	(317,138)	—	—	(317,138)
Acquisition of Predecessor transaction
expenses	—	(17,162)	—	—	(17,162)
Acquisitions, net of cash acquired	—	(9,217)	—	—	(9,217)
Purchases of lease equipment, net	—	(4,098)	(3,300)	—	(7,398)
Purchases of property and equipment	—	(735)	—	—	(735)
Proceeds from assets held for sale	—	122	—	—	122
Net cash used in investing activities	—	(348,228)	(3,300)	—	(351,528)

Financing activities:
Borrowings under New Credit Facility	—	99,224	69,368	—	168,592
Payments under new Credit Facility	—	(762)	—	—	(762)
Issuance of 9 ¾% Senior Notes due 2014	—	200,000	—	—	200,000
Payments on capital lease and notes payable	—	(103)	(180)	—	(283)
Payments under BofA credit facility	—	(122,929)	(69,349)	—	(192,278)
Redemption of subordinated notes	—	(83,200)	—	—	(83,200)
Equity contributions	—	263,266	—	—	263,266
Deferred financing costs	—	(15,069)	(244)	—	(15,313)
Net cash provided by (used in) financing
activities	—	340,427	(405)	—	340,022
Effect of foreign exchange rate changes on
cash	—	—	382	—	382
Net increase in cash	—	1,276	—	—	1,276
Cash and cash equivalents at beginning of
period	—	—	—	—	—
Cash and cash equivalents at end of period	$—	$1,276	$—	$—	$1,276

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Mobile Services Group, Inc. (which may be referred to as “Mobile Services,” “we,” “us,” “our” or “the Company”) was acquired on August 1, 2006 and in accordance with Securities and Exchange Commission rules has applied “push down accounting” to its post-Acquisition consolidated financial statements to reflect the new basis of accounting. For more information, see our consolidated financial statements and the related notes included elsewhere in this report. All references in this section to events or activities that occurred prior to the completion of the Acquisition on August 1, 2006 relate to Mobile Services Group, Inc., as the predecessor company (the “Predecessor”). All references in this section to events or activities that occurred after completion of the Acquisition on August 1, 2006 relate to Mobile Services Group, Inc., as the successor company (the “Successor”). Where appropriate, information relating to each specific entity has been segregated and labeled as such.

Forward-Looking Statements

          Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements and information that are based on the beliefs, as well as assumptions made by, and information currently available to, management of the Company. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. The Company undertakes no obligation to provide any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

          We are a leading international provider of portable storage products with a lease fleet of over 117,000 portable storage containers, trailers and mobile offices and 86 branch locations throughout the U.S. and U.K. We focus on leasing portable storage products, and, to complement our core leasing business, we also sell portable storage products. Our storage containers and storage trailers provide secure, convenient and cost-effective on-site storage of inventory, construction supplies, equipment and other goods. Our mobile office units provide temporary office space and employee facilities for, among other uses, construction sites, trade shows, special events and building refurbishments. During 2006, we leased or sold our portable storage products to over 45,000 customers in diverse end markets ranging from large companies with a national presence to small local businesses.

          We have 66 branch locations in the U.S. and revenues attributable to our operations in the U.S. accounted for approximately 63% of our total revenues during each of the three and nine months ended September 30, 2006 and approximately 64% of our total revenues during each of the three and nine months ended September 30, 2007, respectively. We have 20 branch locations in the U.K. and revenues attributable to our operations in the U.K. accounted for approximately 37% of our total revenues during each of the three and nine months ended September 30, 2006 and approximately 36% of our total revenues during each of the three and nine months ended September 30, 2007, respectively.

Acquisitions

           On August 1, 2006, MSG WC Holdings Corp. (“Holdings”), a newly formed entity controlled by affiliates of Welsh, Carson, Anderson & Stowe X, L.P. (“Welsh Carson”) and its affiliates acquired control of the capital stock of the Company (the “Acquisition”) in exchange for consideration of approximately $606 million, subject to certain adjustments and excluding fees and expenses. The Acquisition was financed with $362 million of debt financing and $264 million of cash common equity contributions from Welsh Carson and its affiliates and certain members of the Company’s management. A portion of the consideration was used to repay in full our existing senior secured credit facility (the “BofA Credit Facility”), to repay in full all of our subordinated notes (“Subordinated Notes”) and to redeem all of our issued and outstanding preferred stock.

The $362 million of debt financing consists of the following:

(i)	$200 million of 9¾% Senior Notes due 2014 (the “Senior Notes”) issued by us and our wholly- owned subsidiary, Mobile Storage Group, Inc., on the closing date of the Acquisition; and

(ii)	a new $300 million senior secured, asset-based revolving credit facility (the “New Credit Facility”), which includes a £85 million U.K. borrowing sublimit. A total of $162 million was drawn on the New Credit Facility on the closing date, including £37.7 million drawn under our U.K. borrowing sublimit. The New Credit Facility matures on August 1, 2011.

          In connection with the consummation of the Acquisition in August 2006, we (i) forgave $0.5 million of receivables due from affiliates and (ii) redeemed all of our issued and outstanding preferred stock, including all preferred dividend payments due which totaled $28.9 million. Additionally, the Acquisition resulted in a change of control, as defined by our 2005 stock option plan, which resulted in the immediate vesting of all outstanding and unvested options under the plan.

Discontinued Operations

           During the fourth quarter of 2006, we committed to plans to sell our Action Trailer Sales division (“Action”), thereby meeting the held-for-sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Action is comprised of three locations in the U.S., which are primarily engaged in the business of buying and selling used trailers. In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of Action are presented separately as assets held for sale and the operating results of Action are presented within discontinued operations. Prior period financial results were reclassified to conform to these changes in presentation. See Note 10 to our condensed consolidated financial statements for additional information.

Key Financial Measures

          The following key financial measures are used by our management to operate and assess the performance of our business: revenues and costs of operations.

          Revenues. Lease and lease related revenues represented approximately 83% and 81% of our total revenues during each of the three and nine months ended September 30, 2006, respectively, and approximately 84% and 82% of our total revenues during each of the three and nine months ended September 30, 2007, respectively. We derive our leasing revenues primarily from the leasing of portable storage products. Included in our lease and lease related revenues are services related to leasing such as charges for a damage waiver and lease equipment repairs. Also included in lease and lease related revenues are the fees that we charge for the delivery and pick-up of our leasing equipment to and from our customers’ premises, delivery of equipment we sell to our customers and repositioning our leasing equipment.

          In addition to our lease and lease related revenues, we also generate revenues from selling containers, trailers and mobile offices to our customers. Sales represented approximately 17% and 19% of our total revenues during each of the three and nine months ended September 30, 2006, respectively, and approximately 16% and 18% of our total revenues during each of the three and nine months ended September 30, 2007, respectively. Included in our sales revenues are charges for modifying or customizing sales equipment to customers’ specifications.

          Costs of Operations. Our costs of operations consist primarily of:

  cost of sales;
  trucking and yard costs;
  selling, general and administrative expenses;
  depreciation and amortization expenses; and
  interest expense.

          Our cost of sales includes the cost of purchasing and refurbishing equipment that we sell to our customers. Trucking costs include the salaries and other payroll-related costs of our trucking personnel, the costs of operating and maintaining our transportation equipment, including fuel costs, and, when necessary, the cost of hiring outside transportation companies to deliver and pick up our portable storage products. Yard costs include the salaries and other payroll-related costs of our yard personnel, the costs associated with the maintenance and repair of our lease fleet, the costs of outside shop repairs and the expense of subleasing equipment. Our selling, general and administrative expenses include all costs associated with our selling efforts, including marketing costs and salaries and commissions of our marketing and sales staff. These expenses also include our overhead costs, such as salaries of our administrative, corporate and branch personnel and the leasing of our facilities. Depreciation and amortization expenses are comprised primarily of costs related to depreciation of our lease fleet and our transportation equipment. Interest expense, which is primarily attributable to our credit facilities and other debt obligations, is also a significant expense of the business.

Critical Accounting Policies

          The preparation of our financial statements, in accordance with generally accepted accounting principles ("GAAP"), requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements: Revenue Recognition. We lease and sell various types of storage containers, trailers and mobile offices to customers. Leases to customers are generally on a short-term basis, qualifying as operating leases. The aggregate lease payments are generally less than the purchase price of the equipment. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectibility is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectibility is reasonably assured.

          Revenue from sales and lease equipment unit delivery and hauling is recognized when these services are provided. Costs associated with these activities are included in trucking and yard costs in the consolidated statements of income.

          Customers in the U.S. are generally billed in advance for each 28-day period and customers in the U.K. are generally billed monthly in arrears. Deferred revenue is recorded for the unearned portion of pre-billed lease income.

          Depreciation of Lease Equipment. Lease equipment consists primarily of storage containers, storage trailers and mobile offices. The lease equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives, as follows: containers – 20 years; trailers and portable steel offices – 15 years; portable timber offices – 10 years. Salvage values are determined when the lease equipment is acquired and are typically 70% for containers and 10% for trailers and steel and timber mobile offices. Management believes the estimated salvage values for our portable storage products do not cause carrying values to exceed net realizable values. Normal repairs and maintenance to lease equipment are expensed as incurred and included in yard costs.

          Goodwill and Other Intangible Assets. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets be reviewed for impairment at least annually. We test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the required impairment tests of goodwill and indefinite-lived intangible assets as of October 1, 2004, 2005 and 2006. Based on these tests, we determined that no impairment related to goodwill and indefinite-lived intangible assets exist.

          Other intangible assets with finite useful lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of non-compete covenants and customer relationships, which are amortized over the expected period of benefit which range from five to ten years. Non-compete covenants are amortized using the straight-line method while customer relationships are amortized using an accelerated method that reflects the related customer attrition rates.

          Provision for Doubtful Accounts. We are required to estimate the collectibility of our trade receivables. Accordingly, we maintain allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. We evaluate a variety of factors in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers, our days outstanding trends, a review of historical collection results and a review of specific past due receivables. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, resulting in decreased net income. To date, uncollectible accounts have been within the range of management’s expectations.

          Commitments and Contingencies. In the normal course of business, we estimate potential future loss accruals related to legal, tax and other contingencies. These accruals require management’s judgment on the outcome of various events based on the best available information. However, due to changes in facts and circumstances, the ultimate outcomes could be different than management’s estimates.

Results of Operations

          On August 1, 2006, MSG WC Holdings Corp. and its affiliates acquired control of our capital stock. The data shown below reflect the combination of our results of operations of the Predecessor and Successor during the three and nine months ended September 30, 2006 in order to achieve a meaningful comparison to our results of operations for the three and nine months ended September 30, 2007. These results of operations reflect the reclassification of our Action Trailer Sales division to discontinued operations as discussed in Note 10 to our condensed consolidated financial statements.

	Predecessor	Successor	Combined
	Period from	Period from	Three Months	Three Months
	July 1 to	August 2 to	Ended	Ended
	August 1,	September 30,	September 30,	September 30,
	2006	2006	2006	2007

Revenues:
Lease and lease related	$13,817	$29,214	$43,031	$50,085
Sales	2,917	6,213	9,130	9,926
Total revenues	16,734	35,427	52,161	60,011
Costs and expenses:
Cost of sales	2,145	4,405	6,550	6,892
Trucking and yard costs	4,285	9,314	13,599	15,376
Depreciation and amortization	1,758	3,779	5,537	5,736
Selling, general and administrative expenses	4,614	9,400	14,014	17,472
Management fees	140	—	140	—
Acquisition transaction expenses	40,306	—	40,306	—
Income (loss) from operations	(36,514)	8,529	(27,985)	14,535
Other income (expense):
Interest expense, net	(2,297)	(5,827)	(8,124)	(9,749)
Foreign currency translation gain	—	70	70	164
Other income (expense)	1	(42)	(41)	(9)
Income (loss) from continuing operations before
provision (benefit) for income taxes	(38,810)	2,730	(36,080)	4,941
Provision (benefit) for income taxes	(12,345)	1,092	(11,253)	1,804
Income (loss) from continuing operations	(26,465)	1,638	(24,827)	3,137
Income (loss) from operations of discontinued
operations, net of tax provision	(6)	160	154	(110)
Net income (loss)	$(26,471)	$1,798	$(24,673)	$3,027

	Predecessor	Successor	Combined
	Period from	Period from	Nine Months	Nine Months
	January 1 to	August 2 to	Ended	Ended
	August 1,	September 30,	September 30,	September 30,
	2006	2006	2006	2007

Revenues:
Lease and lease related	$91,088	$29,214	$120,302	$138,847
Sales	22,410	6,213	28,623	30,017
Total revenues	113,498	35,427	148,925	168,864
Costs and expenses:
Cost of sales	16,223	4,405	20,628	21,074
Trucking and yard costs	27,965	9,314	37,279	43,177
Depreciation and amortization	12,191	3,779	15,970	15,862
Selling, general and administrative expenses	32,103	9,400	41,503	53,044
Management fees	329	—	329	—
Acquisition transaction expenses	40,306	—	40,306	—
Income (loss) from operations	(15,619)	8,529	(7,090)	35,707
Other income (expense):
Interest expense, net	(15,557)	(5,827)	(21,384)	(28,379)
Foreign currency translation gain (loss)	212	70	282	637
Other income (expense)	(84)	(42)	(126)	(36)
Income (loss) from continuing operations before
provision (benefit) for income taxes	(31,048)	2,730	(28,318)	7,929
Provision (benefit) for income taxes	(9,240)	1,092	(8,148)	3,053
Income (loss) from continuing operations	(21,808)	1,638	(20,170)	4,876
Income from operations of discontinued
operations, net of tax provision	337	160	497	(1,165)
Net income (loss)	$(21,471)	$1,798	$(19,673)	$3,711

          The data shown below reflect the combined results of operations of the Predecessor and Successor during the three and nine months ended September 30, 2006 in order to achieve a meaningful comparison to our results of operations for the three and nine months ended September 30, 2007. The data set forth below are expressed as a percentage of total revenues for the periods indicated. Certain amounts may not add due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Revenues:
Lease and lease related	82.5%	83.5%	80.8%	82.2%
Sales	17.5	16.5	19.2	17.8
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of sales	12.6	11.5	13.9	12.5
Trucking and yard costs	26.1	25.6	25.0	25.6
Depreciation and amortization	10.6	9.6	10.7	9.4
Selling, general and administrative expenses	26.9	29.1	27.9	31.4
Management fees	0.3	0.0	0.2	0.0
Acquisition transaction expenses	77.3	0.0	27.1	0.0
Income (loss) from operations	(53.7)	24.2	(4.8)	21.1
Other income (expense):
Interest expense, net	(15.6)	(16.2)	(14.4)	(16.8)
Foreign currency transaction gain	0.1	0.3	0.2	0.4
Other expense	(0.1)	0.0	(0.1)	0.0
Income (loss) before provision for income taxes and
discontinued operations	(69.2)	8.2	(19.0)	4.7
Provision (benefit) for income taxes	(21.6)	3.0	(5.5)	1.8
Income (loss) before discontinued operations	(47.6)	5.2	(13.5)	2.9
Income (loss) from discontinued operations	0.3	(0.2)	0.3	(0.7)
Net income (loss)	(47.3)%	5.0%	(13.2)%	2.2%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2007

          The data and related discussions for all periods presented below reflect the reclassification of our Action Trailer Sales division to discontinued operations as discussed in Note 10 to our condensed consolidated financial statements.

	Three Months Ended
	September 30,		Increase (Decrease)
	2006	2007	Dollars	Percent

		(Unaudited)
		(Dollars in thousands)
Revenues:
Lease and lease related	$43,031	$50,085	$7,054	16.4%
Sales	9,130	9,926	796	8.7%
Total revenues	52,161	60,011	7,850	15.0%
Costs and expenses:
Costs of sales	6,550	6,892	342	5.2%
Trucking and yard costs	13,599	15,376	1,777	13.1%
Depreciation and amortization	5,537	5,736	199	3.6%
Selling, general and administrative expenses	14,014	17,472	3,458	24.7%
Management fees	140	—	(140)	(100.0)%
Acquisition transaction expenses	40,306	—	(40,306)	(100.0)%
Income from operations	(27,985)	14,535	45,520	151.9%
Interest expense, net	(8,124)	(9,749)	(1,625)	20.0%
Foreign currency translation gain	70	164	94	134.3%
Other expense	(41)	(9)	32	78.0%
Income before provision for income taxes and
discontinued operations	(36,080)	4,941	41,021	113.7%
Provision (benefit) for income taxes	(11,253)	1,804	13,057	116.0%
Income before discontinued operations	(24,827)	3,137	27,964	112.6%
Income (loss) from discontinued operations	154	(110)	(264)	(171.4)%
Net income (loss)	$(24,673)	$3,027	$27,700	112.3%

          Revenues. Lease and lease related revenues during the third quarter of 2007 amounted to $50.1 million compared to $43.0 million during the same period in 2006, representing an increase of $7.1 million or 16.4% . This was primarily driven by an increase in our average total number of units on lease per month, which increased by 5.4% during the third quarter of 2007 compared to the same period last year, combined with increases in price. Our lease fleet increased from 108,062 units at September 30, 2006 to 117,350 units at September 30, 2007 as a result of our capital expenditures and acquisition activity. Our average fleet utilization during the third quarter of 2007 decreased to 77.9% compared to 80.7% during the same period in 2006 primarily because of (i) an overall decrease in demand for portable storage units from our retail customers as compared to the prior year, combined with (ii) the acquisition of businesses in 2007 and in the fourth quarter of 2006 with lower utilization rates.

          Sales revenues during the third quarter of 2007 amounted to $9.9 million compared to $9.1 million during the same period in 2006, representing an increase of $0.8 million or 8.7% . This was primarily due to growth in sales revenues from our U.S. operations resulting from an increase in sales of containers. Growth in sales revenues in the U.S. was partially offset by a decline in sales revenues from our U.K. operations.

          The average value of the U.S. dollar against the British pound continued to decline compared to last year. The average currency exchange rate during the third quarter of 2007 was $2.02 to one British pound compared to $1.87 to one British pound during the same period in 2006. This fluctuation in foreign currency exchange rates resulted in an increase to our lease and lease related revenues and sales revenues from the U.K. of $1.4 million and $0.2 million, respectively, during the third quarter of 2007 compared to the same period in 2006.

          Cost of Sales. Cost of sales, which relates entirely to our sales business, increased by $0.3 million to $6.9 million during the third quarter of 2007 compared to $6.6 million during the same period in 2006 due to higher sales revenues in 2007. Our gross profit margin from sales revenues during the third quarter of 2007 increased to 30.6% compared to 28.3% last year mainly due to higher gross margins realized from sales of containers in the U.S. as we continue to derive more value from the modifications we perform on containers that we sell.

          Trucking and Yard Costs. Trucking and yard costs increased from $13.6 million during the third quarter of 2006 to $15.4 million during the third quarter of 2007 due to a higher volume of business activity resulting from the growth in our core leasing business. As a percentage of lease and lease related revenue, trucking and yard costs decreased to 30.7% during the third quarter of 2007 compared to 31.6% during the same period in 2006 primarily because of overall gains in operating efficiency combined with the improvement in operating leverage we realized from higher leasing revenues over the fixed portion of our trucking and yard costs.

          Depreciation and Amortization. Depreciation and amortization expenses increased by $0.2 million to $5.7 million during the third quarter of 2007 compared to $5.5 million during the same period in 2006 due to the continued growth in our lease fleet resulting from our capital expenditures and acquisition activity. Depreciation and amortization decreased to 9.6% of total revenues during the third quarter of 2007 compared to 10.6% of total revenues during the third quarter of 2006.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses during the third quarter of 2007 amounted to $17.5 million compared to $14.0 million during the third quarter of 2006. This $3.5 million increase is primarily due to the following factors: (i) an increase in sales and marketing expenses as we continued to make investments in our sales personnel and added resources to our sales and marketing infrastructure in line with our effort to continue increasing organic growth and market expansion; and (ii) an increase in the stock-based compensation expense as a result of the vesting of stock options granted by Holdings, our parent company, to our key employees. As a result of these factors, our selling, general and administrative expenses increased to 29.1% of total revenues during the third quarter of 2007 compared to 26.9% of total revenues during the third quarter of 2006.

          Acquisition Transaction Expenses. These expenses were incurred in connection with the Acquisition of the Company by Holdings on August 1, 2006. See Note 1 – Acquisitions to our condensed consolidated financial statements for a more complete description of Acquisition transaction expenses.

          Interest Expense. Net interest expense increased to $9.7 million during the third quarter of 2007 compared to $8.1 million during the third quarter of 2006. This is due to the increase in our total debt from $373.4 million as of September 30, 2006 to $420.0 million as of September 30, 2007 primarily as a result of new debt obligations we incurred under our new capital structure in connection with the Acquisition in August 2006. The weighted average interest rate on our total debt decreased from 9.0% as of September 30, 2006 to 8.7% as of September 30, 2007.

          Income Taxes. Our income tax provision increased by $13.0 million from a benefit of $11.3 million during the third quarter of 2006 to a provision of $1.8 million during the third quarter of 2007 due to pretax losses generated in the third quarter of 2006 as a result of the $40.3 million Acquisition transaction expenses incurred in connection with the Acquisition. Our overall effective tax rate was approximately 31% and 37% during the third quarter of 2006 and 2007, respectively. The change in the effective tax rate was mainly due to disallowance of certain acquisition transaction costs in 2006.

          Net Income. Net income for the third quarter of 2007 increased by $27.7 million to $3.0 million compared to a loss of $(24.7) million for the third quarter of 2006 primarily as a result of the $40.3 million Acquisition transaction expenses incurred in connection with the Acquisition in August 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2007

          The data and related discussions for all periods presented below reflect the reclassification of our Action Trailer Sales division to discontinued operations as discussed in Note 10 to our condensed consolidated financial statements.

	Nine Months Ended
	September 30,		Increase (Decrease)
	2006	2007	Dollars	Percent

		(Unaudited)
		(Dollars in thousands)
Revenues:
Lease and lease related	$120,302	$138,847	$18,545	15.4%
Sales	28,623	30,017	1,394	4.9%
Total revenues	148,925	168,864	19,939	13.4%
Costs and expenses:
Costs of sales	20,628	21,074	446	2.2%
Trucking and yard costs	37,279	43,177	5,898	15.8%
Depreciation and amortization	15,970	15,862	(108)	(0.7)%
Selling, general and administrative expenses	41,503	53,044	11,541	27.8%
Management fees	329	—	(329)	(100.0)%

Acquisition transaction expenses	40,306	—	(40,306)	(100.0%)
Income from operations	(7,090)	35,707	42,797	603.6%
Interest expense, net	(21,384)	(28,379)	(6,995)	32.7%
Foreign currency translation gain	282	637	355	125.9%
Other income (expense)	(126)	(36)	90	71.4%
Income (loss) before provision for income taxes
and discontinued operations	(28,318)	7,929	36,247	128.0%
Provision (benefit) for income taxes	(8,148)	3,053	(11,201)	137.5%
Income before discontinued operations	(20,170)	4,876	25,046	124.2%
Income (loss) from discontinued operations	497	(1,165)	(1,662)	(334.4)%
Net income (loss)	$(19,673)	$3,711	$23,384	118.9%

          Revenues. Lease and lease related revenues during the nine months ended September 30, 2007 amounted to $138.8 million compared to $120.3 million during the same period in 2006, representing an increase of $18.5 million or 15.4% . This was primarily driven by an increase in our average total number of units on lease per month, which increased by 5.5% during the nine months ended September 30, 2007 compared to the same period last year, combined with increases in price. Our lease fleet increased from 108,062 units at September 30, 2006 to 117,350 units at September 30, 2007 as a result of our capital expenditures and acquisition activity. Our average fleet utilization during the nine months ended September 30, 2007 decreased to 76.8% compared to 79.3% during the same period in 2006 primarily because of (i) an overall decrease in demand for portable storage units from our retail customers as compared to the prior year, combined with (ii) the acquisition of businesses in 2007 and in the fourth quarter of 2006 with lower utilization rates.

          Sales revenues during the nine months ended September 30, 2007 amounted to $30.0 million compared to $28.6 million during the same period in 2006, representing an increase of $1.4 million or 4.9% . This was primarily due to growth in sales revenues from our U.S. operations resulting from an increase in sales of containers. Growth in the sales revenues in the U.S. was partially offset by a decline in sales revenues from our U.K. operations.

          The average value of the U.S. dollar against the British pound continued to decline compared to last year. The average currency exchange rate during the nine months ended September 30, 2007 was $1.99 to one British pound compared to $1.82 to one British pound during the same period in 2006. This fluctuation in foreign currency exchange rates resulted in an increase to our lease and lease related revenues and sales revenues from the U.K. of $4.4 million and $0.8 million, respectively, during the nine months ended September 30, 2007 compared to the same period in 2006.

          Cost of Sales. Cost of sales, which relates entirely to our sales business, increased by $0.4 million to $21.1 million during the nine months ended September 30, 2007 compared to $20.6 million during the same period in

2006 due to higher sales revenues in 2007. Our gross profit margin from sales revenues during the nine months ended September 30, 2007 increased to 29.8% compared to 27.9% last year mainly due to higher gross margins realized from sales of containers in the U.S. as we continue to derive more value from the modifications we perform on containers that we sell.

          Trucking and Yard Costs. Trucking and yard costs increased from $37.3 million during the nine months ended September 30, 2006 to $43.2 million during the nine months ended September 30, 2007 due to a higher volume of business activity resulting from the growth in our core leasing business. As a percentage of lease and lease related revenue, trucking and yard costs increased to 31.1% during the nine months ended September 30, 2007 compared to 31.0% during the same period in 2006 primarily because of higher repairs and maintenance costs incurred by our branches during the first six months of 2007 combined with an increase in the price of fuel during the current year.

          Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.1 million to $15.9 million during the nine months ended September 30, 2007 compared to $16.0 million during the same period in 2006. This is due to the decrease in depreciation expense related to our lease equipment subsequent to the Acquisition resulting from the adjustments to their fair values as of the date of the Acquisition in August 2006, which was partially offset by higher amortization expenses related to the amortization of other intangible assets recorded as a result of the Acquisition. Depreciation and amortization decreased to 9.4% of total revenues during the nine months ended September 30, 2007 compared to 10.7% of total revenues during the nine months ended September 30, 2006.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended September 30, 2007 amounted to $53.0 million compared to $41.5 million during the nine months ended September 30, 2006. This $11.5 million increase is primarily due to the following factors: (i) an increase in sales and marketing expenses as we continued to make investments in our sales personnel and added resources to our sales and marketing infrastructure in line with our effort to continue increasing organic growth and market expansion; (ii) an increase in administrative expenses in our U.K. operations primarily related to management consulting expenses incurred during the first six months of 2007 to assist us with management and operational initiatives we are undertaking to improve our U.K. business, and (iii) an increase in the stock-based compensation expense as a result of the vesting of stock options granted by Holdings, our parent company, to our key employees. As a result of these factors, our selling, general and administrative expenses increased to 31.4% of total revenues during the nine months ended September 30, 2007 compared to 27.9% of total revenues during the nine months ended September 30, 2006.

          Acquisition Transaction Expenses. These expenses were incurred in connection with the Acquisition of the Company by Holdings on August 1, 2006. See Note 1 – Acquisitions to our condensed consolidated financial statements for a more complete description of Acquisition transaction expenses.

          Interest Expense. Net interest expense increased to $28.4 million during the nine months ended September 30, 2007 compared to $21.4 million during the nine months ended September 30, 2006. This is due to the increase in our total debt from $373.4 million as of September 30, 2006 to $420.0 million as of September 30, 2007 primarily as a result of new debt obligations we incurred under our new capital structure in connection with the Acquisition in August 2006. The weighted average interest rate on our total debt decreased from 9.0% as of September 30, 2006 to 8.7% as of September 30, 2007.

          Income Taxes. Our income tax provision increased by $11.2 million from a benefit of $8.1 million for the nine months ended September 30, 2006 to a provision of $3.0 million for the nine months ended September 30, 2007 due to pretax losses generated during the nine months ended September 30, 2006 as a result of the $40.3 million Acquisition transaction expenses incurred in connection with the Acquisition. Our overall effective tax rate increased from 29% during 2006 to 39% during 2007 due to certain permanent differences and tax rate differences related to our operations in the U.K.

          Net Income. Net income for the nine months ended September 30, 2007 increased to $3.7 million compared to a loss of $19.7 million for the nine months ended September 30, 2006 primarily as a result of the $40.3 million Acquisition transaction expenses incurred in connection with the Acquisition in August 2006.

Non-GAAP Measures

          EBITDA and adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.

          EBITDA is a non-GAAP measure, which we define as earnings before interest expense, income taxes and depreciation and amortization. We calculate adjusted EBITDA by adjusting EBITDA to eliminate the impact of certain items management does not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of EBITDA and adjusted EBITDA. Our presentation of EBITDA and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

          We present EBITDA and adjusted EBITDA because we consider them to be important supplemental measures of our performance and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and adjusted EBITDA when reporting their results.

          EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, EBITDA and adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and adjusted EBITDA only supplementally.

          The following is a reconciliation of our net income to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

		(Unaudited)
		(Dollars in thousands)
Net income (loss)	$(24,673)	$3,027	$(19,673)	$3,711
(Income) loss from discontinued operations	(154)	110	(497)	1,165
Net income from continuing operations	(24,827)	3,137	(20,170)	4,876

Interest expense, net	8,124	9,749	21,384	28,379
Provision for income taxes	(11,253)	1,804	(8,148)	3,053
Depreciation and amortization	5,537	5,736	15,970	15,862
EBITDA	(22,419)	20,426	9,036	52,170

Foreign currency translation gain (a)	(70)	(164)	(282)	(637)
Other expense	41	9	126	36
Non-cash stock option expense (b)	300	902	900	2,524
Management and board fees (c)	165	—	388	—
Acquisition transaction expenses	40,306	—	40,306	—

Adjusted EBITDA from continuing operations	$18,323	$21,173	$50,474	$54,093

(a)	Represents translation adjustments arising from differences in exchange rates from period to period when measuring the financial performance of our foreign subsidiaries using the local currency as the functional currency.

(b)	Represents recognition of the cost of all share-based payments to employees, including grants of employee stock options, based on fair values as required by Statement of Financial Accounting Standard (“SFAS”) 123(R) adopted by us effective on January 1, 2006. We estimate the fair value of employee share options using option-pricing models and adjust these estimates throughout the year.

(c)	Represents: (i) management fees paid to our previous equity sponsor which we do not expect to pay to our new equity sponsor and (ii) board fees paid to our previous Board of Directors in excess of what we expect to pay our new Board of Directors.

Liquidity and Capital Resources

          Our principal sources of liquidity have been cash provided by operations and borrowings under our bank credit facilities or debt agreements. Our historical uses of cash have been for our operating expenses, capital expenditures, acquisitions of businesses and payment of principal and interest on outstanding debt obligations. Supplemental information pertaining to our combined sources and uses of cash is presented in the table below.

	Nine Months Ended
	September 30,
	2006	2007

	(Unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$33,700	$31,780
Net cash used in investing activities	$379,810	$60,177
Net cash provided by financing activities	$347,255	$31,651

          Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2007 of $31.8 million primarily relates to net income from continuing operations of $4.9 million, provision for doubtful accounts of $1.2 million, non-cash interest expense of $2.6 million, depreciation and amortization of $15.9 million, deferred income taxes of $3.1 million, stock-based compensation of $2.5 million, net cash provided by operating activities of discontinued operations of $7.2 million, and a $5.1 million net decrease in working capital. Net cash provided by operating activities during the nine months ended September 30, 2006 of $33.7 million primarily relates to the net loss from continuing operations of $20.2 million, provision for doubtful accounts of $0.8 million, non-cash interest expense of $2.5 million, depreciation and amortization of $16.0 million, deferred income tax benefit of $8.6 million, stock-based compensation of $3.7 million, net cash used in operating activities of discontinued operations of $0.4 million, and a $20.0 million net increase in working capital.

          Investing Activities. Net cash used in investing activities primarily relates to acquisitions of predecessor, acquisitions of businesses and capital expenditures. Payments for predecessor amounted to $334.3 million during the nine months ended September 30, 2006. Payments for businesses acquired, net of cash acquired amounted to $21.5 million and $18.0 million during the nine months ended September 30, 2007 and 2006, respectively. We incurred net capital expenditures totaling $38.7 million and $27.5 million during the nine months ended September 30, 2007 and 2006, respectively.

          Financing Activities. Net cash provided by financing activities mainly relates to borrowings or payments on long-term debt under our debt agreements, and preferred stock redemptions and dividend payments under our pre-Acquisition capital structure. Our net cash provided by financing activities of $31.7 million during the nine months ended September 30, 2007 primarily relates to net borrowings from our credit facilities during 2007. Our net cash provided by financing activities of $347.3 million during the nine months ended September 30, 2006 mainly relates to the Acquisition completed in August 2006 and the related restructuring of our debt. This resulted in net borrowings during 2006 of $84.0 million, including related financing costs. Additionally, the Acquisition resulted in cash equity contributions of $263.3 million.

          Our cash position and debt obligations as of December 31, 2006 and September 30, 2007 are shown below and should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this report.

	Successor
	December 31,	September 30,
	2006	2007
		(Unaudited)
	(Dollars in thousands)

Cash and cash equivalents	$1,469	$5,248

Debt obligations	$375,535	$420,247

          We believe that our cash flow provided by operations will be adequate to cover our 2007 working capital needs, debt service requirements and a certain portion of our planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. We expect to finance certain of our capital expenditure requirements under our credit facilities or through capital lease agreements.

          We continually evaluate potential acquisitions. We expect that all future acquisitions will be cash flow accretive immediately upon completion of the acquisition. Currently, we are not party to any agreements or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flow provided by operations and additional borrowings under our credit facilities.

Credit Facilities and Financing

New Credit Facility

          In connection with the Acquisition on August 1, 2006, we entered into a new credit facility (the “New Credit Facility”). The New Credit Facility is a 5-year senior secured, asset-based revolving credit facility providing for loans of up to $300 million, subject to specified borrowing base formulas, of which the dollar equivalent of up to £85 million can be drawn in borrowings denominated in British pounds and may be borrowed (and re-borrowed) by Ravenstock for use in our U.K. operations. We may also incur up to $50 million of additional senior secured debt under the New Credit Facility, subject to the consent of the joint-lead arrangers under the New Credit Facility, the availability of lenders willing to provide such incremental debt and compliance with the covenants and certain other conditions under the New Credit Facility. On August 1, 2006, $162 million was drawn on the New Credit Facility, including £37.7 million drawn under the U.K. borrowing sublimit. As of September 30, 2007, our aggregate borrowing capacity pursuant to the borrowing base under the New Credit Facility amounted to $85.7 million, net of the $214.3 million in outstanding borrowings as of September 30, 2007. For more details regarding our New Credit Facility, see Note 5 to our condensed consolidated financial statements included in this report.

Senior Notes

          We issued $200 million of Senior Notes on August 1, 2006 in connection with the Acquisition. Interest on the Senior Notes accrues at a rate of 9¾% per annum and is payable on February 1 and August 1 of each year. We paid the interest due on our Senior Notes which amounted to $9.8 million on February 1, 2007 and $9.8 million on August 1, 2007. The Senior Notes mature on August 1, 2014. The Senior Notes are senior unsecured obligations and are guaranteed by all of our current and future domestic subsidiaries, except for certain immaterial domestic subsidiaries. Such notes and guarantees are effectively junior to all of our secured indebtedness to the extent of the collateral securing such indebtedness. The Senior Notes are not guaranteed by any of our foreign subsidiaries and are structurally subordinated to the indebtedness and other liabilities of such non-guarantor subsidiaries. For more details regarding our Senior Notes, see Note 5 to our condensed consolidated financial statements included in this report.

Holdings Subordinated Notes

          On August 1, 2006, our parent, Holdings, issued $90 million in aggregate principal amount of subordinated notes to WCAS Capital Partners IV, L.P., an affiliate of Welsh Carson, and a strategic co-investor. The proceeds of the Holdings subordinated notes were contributed to the Company in the form of common equity capital and were used to fund the Acquisition.

          The Holdings subordinated notes mature on February 1, 2015 and are structurally and contractually subordinated to the New Credit Facility and the Senior Notes. Such subordinated notes are unsecured and do not possess the benefit of a guarantee. The Holdings subordinated notes accrue interest on a payment-in-kind, non-cash basis at 12.0% per annum for the first two years. Thereafter, interest will be payable quarterly at 10.0% per annum subject to the terms of the New Credit Facility and the Senior Notes. If MSG Parent is prohibited from making cash interest payments, interest will continue to accrue on a payment-in-kind, non-cash basis at 12.0% per annum.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

          We are exposed to market risk from changes in interest rates, especially U.S. LIBOR and U.K. LIBOR applicable to the New Credit Facility, and from fluctuations in foreign currency exchange rates as a result of our operations in the U.K.

Interest Rate Risks

          Outstanding balances under the New Credit Facility bear interest at a variable rate based on a margin over LIBOR. The New Credit Facility permits us to draw funds by taking out LIBOR contracts at varying maturities. LIBOR contracts are fixed rate instruments for a period of between one and six months, entered into at our discretion, provided that the New Credit Facility does not permit more than six such contracts to be outstanding in each of the U.S. and U.K. at any one time. Our portfolio of LIBOR contracts vary in length and interest rate. Any adverse change in interest rates could affect our overall borrowing rate when LIBOR contracts are renewed. Given the amounts outstanding under the New Credit Facility at September 30, 2007, a hypothetical 1% increase in the U.S. LIBOR and U.K. LIBOR from the applicable rates at September 30, 2007 would increase our net interest expense by approximately $2.0 million on an annual basis and would therefore decrease both our earnings and cash flow for that annual period.

          We are not currently a party to any interest rate swap agreements or other financial instruments to hedge against the risk of increases in interest rates. Our management monitors interest rates and trends in interest rates and will from time to time evaluate the advisability of entering into derivative transactions to hedge our interest rate risk. We cannot predict market fluctuations in interest rates and their impact on our New Credit Facility. As such, our operating results in the future may differ materially from estimated results due to adverse changes in interest rates.

          We believe that inflation has not had a material effect on our results of operations. However, an inflationary environment could materially increase interest rates on our floating rate debt which, as of September 30, 2007, comprised approximately 51% of our total indebtedness. The price of portable storage units for our fleet purchases could also increase in such an environment.

Foreign Currency Risks

          We are also subject to market risks resulting from fluctuations in foreign currency exchange rates as a result of our operations outside of the U.S. During the nine months ended September 30, 2007, we derived approximately 35% of our total revenues from our operations in the U.K. We estimate that a 10% decrease in the U.S. dollar versus the British pound would have increased our revenues for the three and nine month periods ended September 30, 2007 by approximately $3.7 million and $11.4 million, respectively, or approximately 6% of total revenues in each period. Currently, revenues and expenses of our operating subsidiary, Ravenstock, in the U.K. are recorded in British pounds, which is the functional currency for this subsidiary.

          We are exposed to market risks related to foreign currency translation caused by fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We seek to limit exposure to foreign currency transactional losses from our U.K. operations by denominating revenues and expenses of our U.K. subsidiary in its functional currency. The assets and liabilities of our U.K. subsidiary are translated from the British pound into the U.S. dollar at the exchange rate in effect at each balance sheet date, while income statement amounts are translated at the average rate of exchange prevailing during the reporting period. A strengthening of the U.S. dollar against the British pound could, therefore, reduce the amount of cash and income we receive and recognize from our U.K. operations. As foreign exchange rates vary, our results of operations and profitability may be harmed. The effect of foreign currency translation risks caused by foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our operating results for the nine months ended September 30, 2007 was not insignificant. As a result of fluctuations in foreign currency exchange rates, our total revenues increased by approximately $1.6 million and $5.2 million during the three and nine month periods ended September 30, 2007, respectively, relative to the same periods in 2006. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the potential volatility of currency exchange rates. To the extent we expand our business into other countries, we anticipate that we will face similar market risks related to foreign currency translations caused by exchange rate fluctuations between the U.S. dollar and the currencies of those countries. We do not currently engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

Item 4T. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, these disclosure controls and procedures were effective.

     Changes in Internal Controls

          There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

          From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceeding that the Company believes will have a material adverse effect on the Company’s business, financial condition or operating results.

Item 1A. Risk Factors

          There have been no material changes in the risk factors previously disclosed in “Risk Factors” in our Registration Statement on Form S-4, as amended, which was initially filed with the Securities and Exchange Commission on September 18, 2007.

Item 6. Exhibits

Exhibits and Financial Statement Schedules

Number	Description

31.1	Certification of the Chief Executive Officer of Mobile Services Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Mobile Services Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Executive Officer of Mobile Storage Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Chief Financial Officer of Mobile Storage Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Mobile Services Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Mobile Services Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Mobile Storage Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Mobile Storage Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Glendale, California on December 17, 2007.

MOBILE SERVICES GROUP, INC.

MOBILE STORAGE GROUP, INC.

By: /s/ Douglas Waugaman
Name:	Douglas Waugaman
Title:	President and Chief Executive Officer

By: /s/ Allan Villegas
Name:	Allan Villegas
Title:	Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of the Chief Executive Officer of Mobile Services Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Mobile Services Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Executive Officer of Mobile Storage Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Chief Financial Officer of Mobile Storage Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Mobile Services Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Mobile Services Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Executive Officer of Mobile Storage Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of the Chief Financial Officer of Mobile Storage Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.