Form 10-K
period 2007-12-31
MOBILE SERVICES GROUP INC; MOBILE STORAGE GROUP INC
filed 2008-03-19
CIK 1169684, 948973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

333-84874 333-146157-03 (Commission file number)	Mobile Services Group, Inc. Mobile Storage Group, Inc. (Exact name of registrant as specified in its charter)	Delaware Delaware (State or other jurisdiction of incorporation or organization)	04-3648175 20-0751031 (I.R.S. Employer Identification No.)
700 North Brand Boulevard, Suite 1000
Glendale, California 91203
(818) 253-3200
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The issued and outstanding common stock of Mobile Storage Group, Inc. is not publicly traded and is all owned by Mobile Services Group, Inc. There is no established public trading market for the common stock of Mobile Services Group, Inc. The issued and outstanding common stock of Mobile Services Group, Inc. is owned by MSG WC Intermediary Co. and the issued and outstanding common stock of MSG WC Intermediary Co. is owned by MSG WC Holdings Corp. As of March 14, 2008, there were 1,000 and 100 issued and outstanding shares of common stock of Mobile Services Group, Inc. and Mobile Storage Group, Inc., respectively.
DOCUMENTS INCORPORATED BY REFERENCE:
None

MOBILE SERVICES GROUP, INC
MOBILE STORAGE GROUP, INC
2007 FORM 10-K ANNUAL REPORT

Page

PART I

Item 1 Business	2

Item 1A Risk Factors	14

Item 1B Unresolved Staff Comments	26

Item 2 Properties	26

Item 3 Legal Proceedings	26

Item 4 Submission of Matters to Vote of Security Holders	26

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27

Item 6 Selected Financial Data	28

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 7A Quantitative and Qualitative Disclosures about Market Risk	43

Item 8 Financial Statements and Supplementary Data	44

Item 9 Changes in and Disagreements with Accountants on Accounting And Financial Disclosure	44

Item 9A Controls and Procedures	44

Item 9B Other Information	45

PART III

Item 10 Directors, Executive Officers and Corporate Governance	46

Item 11 Executive Compensation	49

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	58

Item 13 Certain Relationships and Related Transactions, and Director Independence	60

Item 14 Principal Accountant Fees and Services	65

PART IV

Item 15 Exhibits and Financial Statement Schedules	65

Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 12.1
Exhibit 21.1
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4

MOBILE SERVICES GROUP, INC
MOBILE STORAGE GROUP, INC
2007 FORM 10-K ANNUAL REPORT
In this Report, “we,” “us,” “our,” “the Company” and “Mobile Services” refer to Mobile Services Group, Inc. and its subsidiaries as a combined entity, except where it is noted or the context makes clear that the reference is only to Mobile Services Group, Inc. “Mobile Storage” refers only to Mobile Storage Group, Inc, a Delaware corporation (including its predecessor, Mobile Storage Group, Inc., a California corporation), a wholly-owned subsidiary of Mobile Services, and not its subsidiaries unless otherwise indicated or the context makes clear that the reference is to Mobile Storage Group, Inc. and its subsidiaries as a combined entity. Unless otherwise indicated, all financial data contained in this Report is presented on a consolidated basis for Mobile Services.
PART I
ITEM 1. BUSINESS
Corporate Background
Our parent company, MSG WC Holdings Corp. (“Holdings” or “Parent”), is a Delaware corporation controlled by affiliates of Welsh, Carson, Anderson & Stowe X, L.P. (“Welsh Carson”). Welsh Carson and its affiliates acquired control of the capital stock of the Company on August 1, 2006 (the “Acquisition”) in exchange for consideration of approximately $606 million, excluding fees and other expenses. The Acquisition was financed with $362 million of debt financing and $264 million of cash common equity contributions from Welsh Carson and its affiliates and certain members of the Company’s management.
The $362 million of debt financing consisted of the following:
(i)	$200 million of 9 3/4% Senior Notes due 2014 (the “Notes”) issued by us and our wholly-owned subsidiary, Mobile Storage Group, Inc., on the closing date of the Acquisition; and

(ii)	a new $300 million senior secured, asset-based revolving credit facility (the “New Credit Facility”), which includes a £85 million U.K. borrowing sublimit. A total of $162 million was drawn on the New Credit Facility on the closing date, including £37.7 million drawn under our U.K. borrowing sublimit. The New Credit Facility matures on August 1, 2011.
Merger with Mobile Mini
On February 22, 2008, our Parent entered into a definitive merger agreement with Mobile Mini, Inc. of Tempe, Arizona. Our Parent and certain of its subsidiaries, including Mobile Services Group, Inc. and Mobile Storage Group, Inc., will merge into Mobile Mini in a transaction valued at approximately $701.5 million. Pursuant to the merger, Mobile Mini will assume approximately $535.0 million of our Parent’s outstanding indebtedness and will acquire all outstanding shares of capital stock of our Parent for $12.5 million in cash and shares of newly issued Mobile Mini convertible preferred stock with a liquidation preference of $154.0 million, which will be initially convertible into approximately 8.55 million shares of Mobile Mini common stock, and is redeemable at the holders’ option following the tenth year after the issue date.
Closing of the transaction is subject to approval by Mobile Mini’s stockholders, obtaining required governmental approvals, receipt of a new $1.0 billion asset-based revolving credit facility and customary closing conditions. No closing date has been set at this time. Depending on the timing of various disclosure requirements, the Mobile Mini stockholder meeting and regulatory approvals, the transaction is expected to close in June 2008. Our discussion of our business, financial conditions and results of operations in this Report does not include the anticipated effects of the combination with Mobile Mini.

Business Overview
We are a leading international provider of portable storage products with a lease fleet of over 120,000 units and 87 branch locations throughout the U.S. and U.K. We focus on leasing portable storage containers, storage trailers and mobile offices, and, to complement our core leasing business, we also sell portable storage products. Our storage containers and storage trailers provide secure, convenient and cost-effective on-site storage of inventory, construction supplies, equipment and other goods. Our mobile office units provide temporary office space and employee facilities for, among other uses, construction sites, trade shows, special events and building refurbishments. During 2007, we leased or sold our portable storage products to over 45,000 customers in diverse end markets ranging from large companies with a national presence to small local businesses. For the twelve months ended December 31, 2007, we generated revenues of $233.1 million and adjusted EBITDA of $78.2 million.
The following charts illustrate our revenues by type, geography and end markets during 2007:

Revenue Mix by Type	Revenue Mix by Geography

Revenue Mix by End Markets

We believe our core leasing business is highly attractive because it:
•	delivers recurring revenues with an average lease duration of more than 15 months for our core storage container products;

•	consists primarily of storage containers that have useful lives of approximately 20 years and retain substantial residual value throughout their lives;

•	features average monthly leasing rates for storage containers that recoup our average unit investment (excluding variable costs) in approximately 28 months;

•	benefits from high utilization levels that have averaged in excess of 80% over the last five years;

•	produces high incremental unit leasing operating margins on storage containers estimated to be approximately 50% (based on contribution of a new portable storage unit on lease after deductions for the cost of leasing, commissions and depreciation);

•	benefits from a highly diversified customer base; and

•	features discretionary capital expenditures that can be readily adjusted depending on market conditions and opportunities.
The majority of our lease fleet is comprised of refurbished steel portable storage containers purchased from container leasing companies and brokers. We also purchase new containers from China, which we believe is a cost-effective means of procuring new containers. Our customers use our storage containers for a wide variety of storage applications, including storage of construction materials, retail and manufacturing inventory, documents and records and household goods. Our storage trailers are similar to our storage containers, but also have wheels and provide elevated storage. We believe these features provide an added benefit to customers whose operations involve the use of loading docks, such as retailers, distribution centers, manufacturers and other warehouse-type businesses. Our mobile office units include timber units and steel units that can be customized to meet specific customer needs.
Our sales business complements our leasing business because it allows us to leverage our scale and purchase storage containers on terms that we believe are more favorable than those available to certain of our competitors. We believe that our sales business further complements our leasing business because there is minimal overlap between the respective customer bases of these businesses and because it facilitates the management of our lease fleet by allowing us to regularly sell used equipment and replace it with newer equipment.
Industry Overview
The storage industry in the U.S. and U.K. includes two primary sectors: fixed-site self-storage and portable storage. Fixed-site self-storage is used primarily by individuals for the temporary storage of household items at a permanent facility. Portable storage, which is the sector in which we operate, is used primarily by businesses for secure, temporary storage at the customer’s location. The portable storage industry serves a broad range of industries, including construction, services, retail, manufacturing, transportation, utilities and government.
Portable storage offers customers a flexible, secure, cost-effective and convenient alternative to constructing permanent warehouse space or storing items at a fixed-site self-storage facility by providing additional space for higher levels of inventory, equipment or other goods on an as-needed basis. Although we are not aware of any published estimates, we believe the portable storage industry is growing due to an increasing awareness of its convenience and cost benefits.
The portable storage industry is highly fragmented and remains mostly local in nature. We believe that there are more than 2,000 businesses in the U.S. and more than 300 businesses in the U.K. that lease portable storage products. We believe most of these businesses are small, family-run operations.
We believe we are one of a few competitors in the U.S. and U.K. who possess the branch network, customer relationships and infrastructure to compete on a national and regional basis while maintaining a strong local market presence. We believe that national and regional customers are increasingly seeking providers with a multi-market presence, breadth and quality of product selection, centralized sales and service capabilities and management information tools that provide real-time tracking capability in order to more efficiently satisfy their portable storage needs. We believe that having a local presence through an extensive branch network provides a national storage provider a competitive advantage by allowing it to reduce the time and cost of delivering portable storage products to customer sites and provide superior customer service.

Our Business Strengths
We are a leading provider of portable storage products on a national, regional and local basis in both the U.S. and U.K. We believe our leading position is due to our following strengths:
Market Leader with Extensive Geographic Coverage and Scale. With our lease fleet of more than 120,000 units and 87 branch locations, we are one of the largest participants in the portable storage industry. Our branch offices have a broad geographic footprint and serve major metropolitan areas in the U.S. and U.K. Our scale enables us to serve a diverse customer base and effectively service national customers on a multi-regional or national basis through our national accounts program while also serving local customers. The size of our fleet also allows us to offer a wide selection of products to our customers and achieve purchasing efficiencies.
Highly Diversified Customer Base. We have established strong relationships with a diverse customer base in both the U.S. and U.K., ranging from large companies with a national presence to small local businesses. During 2007, we leased or sold our portable storage products to over 45,000 customers. Our customers operate in more than 850 four-digit standard industrial classification codes, including customers in the construction, services, retail, manufacturing, transportation, utilities and government sectors. In 2007, our largest customer accounted for approximately 2% of our total revenues and our top ten customers accounted for approximately 10% of our total revenues. We believe that the diversity of our business limits the impact on us of changes in any given customer, geography or end market.
Focus On Customer Service and Support. Our operating infrastructure in the U.S. and U.K. is designed to ensure that we consistently meet or exceed expectations by reacting quickly and effectively to satisfy our customers’ needs. On the national and regional level, our administrative support services and scalable management information systems enhance our service by enabling us to access real-time information on product availability, customer reservations, customer usage history and rates. We further support national customers by providing them with a single point of contact to handle all of their portable storage needs. We believe this focus on customer service attracts new and retains existing customers. In 2007, approximately 69% of our lease and lease related revenues were generated from customers who leased portable storage products from us in prior years.
Significant Cash Flow Generation and Discretionary Capital Expenditures. We have consistently generated significant cash flow from operations by maintaining high utilization rates and increasing the yield of our lease fleet. Our yield equals our lease and lease related revenues divided by the total number of units in our lease fleet. During the last five years, we have achieved an average utilization rate in excess of 80% and our yield increased at a compound annual growth rate of 4.7%. In addition, our cumulative cash flow from operating activities from 2003 to 2007 totaled $177.1 million. A significant portion of our capital expenditures are discretionary in nature, thus providing us with the flexibility to readily adjust the amount that we spend based on our business needs and prevailing economic conditions.
Experienced Management Team. We have an experienced and proven senior management team, with our ten most senior managers having an average of over 13 years of experience in the equipment leasing industry. Our President and Chief Executive Officer, Douglas Waugaman, has 12 years of experience in the equipment leasing industry and was previously the President and Chief Operating Officer of Rental Service Corporation. Our management team has been integral in developing and maintaining our high level of customer service, deploying technology to improve operational efficiencies and integrating acquisitions. We believe our recent strong operating performance is a direct result of the vision and strategic guidance of our management team.

Our Business Strategy
Our growth strategy consists of the following:
Increasing the Utilization and Yield of our Lease Fleet. We are continuously working to increase the utilization and yield of our lease fleet by improving the focus and performance of our sales force, expanding our national accounts program and enhancing our management information systems. Our focus on utilization levels and the yield of our lease fleet has generated increased revenue per customer. Since 2003, the average value of new orders has grown approximately 26% in the U.S. and 37% in the U.K. We believe that the effective use of our real-time information systems allows us to monitor our utilization and better allocate our capital expenditures to branches with increased product demand. These systems also allow us to deploy our lease fleet in a manner that maximizes the yield on our assets. In addition, our management focuses on providing value-added services to our customers and maximizing lease rates as units in our lease fleet become available for re-lease.
Expanding our Existing Markets and Increasing Market Share. We believe that we have an opportunity to grow our existing markets and increase our market share in such markets by raising market awareness of the availability and benefits of portable storage, growing our lease fleet and making complementary in-market acquisitions.
•	Increasing Market Awareness. Our marketing efforts are designed to raise awareness of the availability and benefits of our portable storage products and thus expand product use by existing customers and attract new customers. Our management team has placed increasing emphasis on our marketing efforts by creating a customer-focused culture, investing in tools such as our CRM software system and adjusting our organization to reward growth and increase branch-level accountability. Our marketing programs include yellow pages advertising and prominent branding of our equipment, as well as telemarketing, targeted mailings and trade shows.

•	Growing the Lease Fleet of our Existing Branches. One of our goals is to increase the size of our lease fleet at existing branches by focusing our branch managers on delivering same store growth. We plan to achieve this goal by providing branch managers with specific objectives for adding new customers, increasing the number of units on hire and adding product lines that have demonstrated strong results. We also intend to grow by focusing branch managers on targeted industry segments with favorable characteristics and continuing to introduce new products and services.

•	Continuing “In-Market” Acquisitions. We will also continue to selectively pursue acquisitions of companies in our existing markets. These “in-market” acquisitions are attractive because they immediately increase our customer base and the size of our fleet, add existing revenue-generating relationships, can be fully integrated quickly (usually in one to three weeks) and are typically consolidated into one of our existing locations to eliminate operational redundancies. Since January 2002, we have successfully integrated 38 “in-market” acquisitions.
Expanding Into New Markets. We plan to continue our expansion into new markets in the U.S. and, to a lesser extent, in the U.K., through selective acquisitions and the opening of new branches. We believe there is a significant opportunity to establish branch locations in new markets in the U.S. We currently have branches in 59 of the 100 largest metropolitan statistical areas in the U.S. (defined as an area with a population of 250,000 or more) and plan to expand into a number of the remaining 41 areas. In the U.K., we believe that our existing branch network covers most of the country’s significant metropolitan areas, and therefore, we intend to focus primarily on “in-market” growth in the U.K. rather than expanding into new markets. Since January 2002, we have successfully entered 25 new markets in the U.S. and U.K.
Growing Our National Accounts. We intend to increase leasing revenues by expanding our national accounts program. We believe that our national branch network, management information systems and other support services give us a significant advantage relative to many of our competitors in servicing national accounts. We have developed a team of national account customer service representatives that provide these customers with a single point of contact, superior service and web-based technology that provides additional value-added services to these customers, such as the ability to track their orders. We have also established a dedicated sales team focused on generating business from these customers. Our national accounts customers generated approximately 25% and 18% of our U.S. lease and lease related revenues in 2006 and 2007, respectively.

Products and Services
We provide a broad range of portable storage products to meet the needs of our customers. The following provides a description of our portable storage products and their features:
•	Storage Containers. Storage containers comprise approximately 79% of our lease fleet. Storage containers vary in size from 10 feet to 48 feet in length, with 20-foot and 40-foot length containers being the most common. Standard storage containers generally are eight feet wide and eight and one-half feet high and are built to the International Organization for Standardization standards for carrying ocean cargo. Historically, we have purchased most of our storage containers used from container leasing companies and brokers. We typically refurbish these containers by removing rust and dents, repairing floors, painting, adding our branded signage and installing new locking systems. We are opportunistic in making storage container purchases. Depending on the prevailing market pricing and supply dynamics, we sometimes purchase new storage containers from manufacturers and their agents instead of purchasing used storage containers from container leasing companies and brokers. We also modify many of our storage containers by splitting them into various sizes and providing customized features such as storage and office combination units, shelving, windows, vents and roll-up doors.

•	Mobile Offices and Accommodation Units. Mobile offices comprise approximately 8% of our lease fleet. We purchase pre-built mobile offices that are made of steel or timber and typically require little or no modification for lease as mobile office units. Mobile office units range from 10 feet to 60 feet in length, and most include air conditioning and heating, phone jacks, tiled floors, secure doors, windows and electrical wiring. The configuration of our offices can be customized by stacking and connecting individual units to make larger offices. In the U.K., where our offices are also referred to as cabins or accommodation units, we also can provide office furniture and specialized features such as toilets or showers.

•	Storage Trailers. Storage trailers comprise approximately 8% of our lease fleet. Storage trailers, which vary in size from 28 feet to 53 feet in length, are trailers that are no longer used to move merchandise in interstate commerce. Our storage trailers, which are used in a manner similar to our storage containers, have wheels and provide elevated storage. We believe these features provide added benefits to many of our customers whose operations involve the use of loading docks. Some of our storage trailers may also be used to transport cargo locally.

•	Cartage Trailers. Cartage trailers comprise approximately 5% of our lease fleet. Our cartage trailers range in size from 28 feet to 53 feet in length. Our cartage trailers are used by customers to transport goods over the road within a 100-mile radius of our branch location. These trailers are picked up by the customer using their own truck and returned to the same branch location where the unit was leased.
We complement our core business, leasing portable storage products, with the following products and services:
•	Sales of Portable Storage Products. We sell portable storage products from our branch locations. The majority of the products sold are used storage containers; however, we also sell mobile offices and trailers.

Generally, we purchase used portable storage products from our vendors directly for resale. In addition, we occasionally sell new portable storage products that we have purchased directly from the manufacturer or its agents. Buying portable storage products directly for resale adds scale to our purchasing, which is beneficial to overall supplier relationships and purchasing terms. In the normal course of managing our business, we also sell used portable storage products directly from our lease fleet. The sale of these in-fleet units has historically been a cost-effective method of replenishing and upgrading our lease fleet.

Our sales business includes modifying or customizing units to meet customer requirements. Modifications requested by customers range from painting or installing shelves or lock boxes to more substantive conversions of units into finished, portable, insulated, air-conditioned mobile office units that include doors and windows.

•	Delivery, Pick-up and Repositioning of Portable Storage Products. We deliver portable storage products directly to our customers’ premises using specialized delivery vehicles, and we charge our customers a delivery and pick-up fee. Once our portable storage products are placed on a customer’s site, we can also reposition the units. We subcontract some of this delivery and repositioning work to third parties.

•	Other Ancillary Products and Services. We lease furniture, steps, shelving and other items to our customers for their use in connection with our portable storage products. We also offer our lease customers a damage waiver program that protects them in case the leased unit is damaged. For customers who do not select the damage waiver program, we bill them for the cost of any repairs.
Branch Network
We operate our business through 87 branch locations throughout the U.S. and U.K. Because geographic accessibility to customers is a necessity of the portable storage industry, we believe that our strategy of employing a broad branch network allows us to better serve our existing customers and attract new customers.
Our 87 locations are managed by 83 branch managers, with some branch managers assigned to oversee one or more smaller locations in markets adjacent to their primary branch. Our branches typically have a sales staff dedicated to the local market, with transportation personnel responsible for delivery and pick-up of our units and yard personnel responsible for loading and unloading units and performing modifications, repairs and maintenance. In certain regions of the U.S., some of our branches also act as hubs. These hubs serve as the primary procurement, modification and maintenance centers for branches located within the region. These hubs help lower the operating costs of our non-hub branches and provide non-hub branches with a broader selection of portable storage products.
In addition, we occasionally use agency arrangements to supplement our branch network. In a typical agency arrangement, an independent contractor stores, delivers and retrieves our equipment in return for delivery and pick-up fees and commissions on revenues. We believe that agencies, which typically have a lease fleet of 50 to 300 units, are a cost-effective way of expanding into new markets. When a critical level of leasing and sales volume is attained in these markets, we review our agency relationships to determine if a stand-alone operation or an acquisition in that market would be prudent. Agency agreements are typically renewable annually and cancelable upon 60 days’ notice prior to their applicable renewal dates. We have 10 agencies in addition to our 87 branch locations. At December 31, 2007, approximately 1,160 storage containers and storage trailers or approximately 1% of our total lease fleet were leased to our customers through agency arrangements.
Refurbishment and Maintenance of Fleet
We typically refurbish used storage containers before adding them to our lease fleet. Refurbishment can include removing rust and dents, repairing floors, painting, installing new seals around the doors and installing a new locking system. These refurbishments are typically performed at the branch locations, but in some circumstances, the units are refurbished by one of our hub locations before being sent to a branch. To meet specialized demand for products, we also on occasion perform customizations of units, including splitting units to create multiple smaller units and other substantial modifications. These customizations can be performed by our U.S. hubs and some of our larger branch locations. Smaller U.S. branches and our U.K. branches typically outsource the splitting of units to a third party.
Used storage trailers typically require similar refurbishments as those described for storage containers, but may also require unique refurbishments, including repairing or replacing brakes and brake lights and replacing tires. Many of these trailer refurbishments are done by our hubs and branches, but brake repairs are typically performed by third parties.
Our mobile office units are typically bought new and do not require refurbishment when purchased. In certain circumstances, our offices require assembly, which is also outsourced to a third party.
Ongoing maintenance to our lease fleet is performed on an as-needed basis and is intended to maintain the value of our units and keep them in lease-ready condition. Most of this maintenance on storage containers, storage trailers and mobile offices is primarily performed in-house. Maintenance requirements on containers are generally minor and include removing rust and dents, patching small holes, repairing floors, painting and replacing seals around the doors. Storage trailer maintenance may also include repairing or replacing brakes, lights, doors and tires. Brake repairs are typically outsourced. Maintenance requirements for offices tend to be more significant than for storage containers or storage trailers and may involve repairs of electric wiring, air conditioning units, doors, windows and roofs. Major office repairs are often outsourced. Whether performed by us or a third party, the cost of maintenance and repair of our lease fleet is included in our yard costs.

Customers
We have established strong relationships with a diverse set of customers, ranging from large national retailers and manufacturers to local sole proprietors. During 2007, we leased our portable storage products to a diversified base of approximately 45,000 national, regional and local companies in more than 850 four-digit standard industrial classification codes including the construction, services, retail, manufacturing, transportation, utilities, wholesale and government sectors. In 2007, our largest customer accounted for approximately 2% of total revenues and our top ten customers accounted for approximately 10% of our total revenues.
In terms of our sales business during 2007, our largest sales customer accounted for approximately 11% of total sales revenues and our top ten sales customers accounted for approximately 23% of our total sales revenues.
Historically, our customer base in the U.S. and U.K. has been relatively stable from year to year. We estimate that our U.S. lease and lease related revenues and U.S. sales revenues in 2007 came from the following end markets:

End Markets — U.S. Leasing	End Markets — U.S. Sales

We estimate that our U.K. lease and lease related revenues and U.K. sales revenues in 2007 came from the following end markets:

End Markets — U.K. Leasing	End Markets — U.K. Sales

On an aggregate basis, we estimate that our most significant customers in terms of revenues participate in the construction, services, retail, manufacturing, transportation, communications and utilities, wholesale and government sectors.
•	Construction. Construction customers include a diverse selection of contractors and subcontractors who work on both residential buildings and commercial projects, such as office buildings, warehouses, highway and street repair, and plant shutdowns and refurbishments. We believe our construction customer base is characterized by a wide variety of contractors and subcontractors, including general contractors, mechanical contractors, plumbers, electricians and roofers. Contractors typically use storage containers to securely store construction materials and supplies at construction sites. They also lease our mobile office units to provide on-site offices and facilities. Because many of our customers operate in multiple segments of the construction industry, it is difficult for us to determine exactly to what extent our units are used in commercial versus residential construction. Nevertheless, we believe the majority of our lease and lease related revenue is derived from the commercial construction market. Demand from our construction customers tends to be higher in the second and third quarters when the weather is warmer, particularly in the U.S.

•	Services. Service customers include equipment leasing companies that sublease our equipment, entertainment companies, schools, hospitals, medical offices and theme parks. These customers typically use our storage containers to store a wide variety of goods. These customers also lease mobile offices for special events.

•	Retail. Retail customers include both large national chains and small local stores. These customers typically lease storage containers and storage trailers to store excess inventory and supplies. Retail customers also use our storage products during store remodeling or refurbishment. Demand from these customers can be seasonal and tends to peak during the winter holidays.

•	Manufacturing. Manufacturing customers include a broad array of manufacturers, including oil refineries, petrochemical refineries, carpet manufacturers, textile manufacturers and bottling companies. They generally lease storage containers and storage trailers to store both inventory and raw materials.

•	Transportation, Communication and Utilities. These customers include freight forwarders, recycling plants, electric utilities and marinas. These customers use storage containers and storage trailers to store a wide variety of materials and goods.

•	Wholesale. Wholesale customers include food suppliers, furniture wholesalers and apparel wholesalers. These customers typically lease storage containers and storage trailers to store their inventories.

•	Government. Government customers include public schools, correctional institutions, fire departments as well as the U.S. military. These customers generally lease storage containers and storage trailers to safeguard materials used in their day-to-day operations and various government projects.
Sales and Marketing
As of December 31, 2007, our sales and marketing team consisted of 235 people of which 192 are in the U.S. and 43 are in the U.K. Members of our sales group act as our primary customer service representatives and are responsible for fielding calls, processing credit applications, quoting prices and handling orders. Our marketing group is primarily responsible for coordinating direct mail and other advertising campaigns, producing company literature, creating promotional sales tools and performing the administration of our sales management tools using Salesforce.com’s CRM application. Our centralized support services group handles all billing, collections and other support functions, allowing our sales and marketing team to focus on addressing the needs of our customers. Our marketing programs emphasize the cost-savings and convenience of using our products versus constructing temporary or permanent storage facilities. We market our services through a number of promotional vehicles, including the yellow pages, prominent branding of our equipment, telemarketing, targeted mailings, trade shows and limited advertising in publications.
The development of our marketing programs involves branch managers, regional vice presidents and senior management, all of whom participate in devising branch-by-branch marketing strategies, demand forecasts and our branch marketing budgets. Our branch managers, working with our corporate marketing team, determine the timing, content and target audience of direct mailings, specials and promotional offers, while our corporate office manages the marketing process itself to ensure the consistency of our message, achieve economies of scale and relieve our local branches of the administrative responsibility of running our marketing programs. We believe that our approach to marketing is consistent with the local nature of our business and allows each branch to employ a customized marketing plan that fosters growth within its particular market.
In an effort to further develop relationships with multi-regional and national customers who generally centralize their procurement of portable storage products, we implemented our U.S. national accounts program in 1999, under which we enter into agreements with customers to provide them with a single contact for nationwide account servicing and pricing. All of our national accounts customers have the ability to access our extranet and view the status of their lease units on a location and unit basis in real time. As of December 31, 2007, we had ten customer service representatives and four members of our sales and marketing team dedicated to our U.S. national accounts program. Our national accounts customers in the U.S. generated approximately 21% of our U.S. lease and lease related revenues in 2007.
In addition to our traditional sales and marketing efforts, we have established strategic relationships with several equipment leasing companies that have designated us as a preferred vendor of storage units. Through these relationships, our strategic partners will offer our storage units through their retail networks to their customers in return for a commission.
Investment in Lease Fleet
We expand our lease fleet both by making capital expenditures and by acquiring fleets owned by other businesses. The amount we spend is highly discretionary and can be readily adjusted to respond to business needs and prevailing economic conditions. We are not committed to any material long-term purchase contracts with suppliers or manufacturers. Additionally, given the long life and durability of our lease fleet assets, we do not have the fleet replacement issues faced by many general equipment leasing companies whose estimated useful life for their fleet assets are generally up to 10 years. By contrast, our lease fleet assets have useful lives of between 10 and 20 years.
We closely monitor capital expenditures for additions to our fleet, as well as those incurred in connection with upgrades, conversions and modifications of our existing units. We review all fleet capital expenditures at the branch and corporate levels to ensure that we are investing our capital prudently, including by reviewing utilization rates and evaluating specified return on invested capital.

We purchase used fleet containers from container leasing companies, shipping lines, container depots and brokers and new containers from manufacturers in China or their agents. Container leasing companies are companies that lease containers primarily to the large shipping companies that use these containers to store goods as they transport them over the ocean. After using a container for a number of years, the container leasing companies and the shipping lines will often sell their used containers to brokers or portable storage companies like us. Container depots are typically companies located near seaports that store and maintain containers for the container leasing companies and the shipping companies. They often sell used containers on behalf of the shipping companies and container leasing companies or buy and then resell the units themselves.
We purchase our storage trailers primarily from trailer leasing companies and trucking companies. We purchase the majority of our mobile office units new directly from the manufacturers. These manufacturers are located primarily in the U.K., China and the U.S. Because most of the mobile offices that we purchase have been made primarily of steel, the price of those units tends to fluctuate with the price of steel.
We supplement our fleet spending with acquisitions. Since January 2002, we have completed 38 “in-market” acquisitions and 25 new market acquisitions in the U.S. and U.K. We believe that acquisitions provide us with an attractive growth alternative given the prices we pay and our extensive acquisition and integration experience. We generally acquire assets and operations similar to our own, and these acquisitions extend our customer base. Acquisitions are generally fully integrated into our existing locations within one to three weeks. While the timing and cost of acquisitions are difficult to predict, we regularly evaluate such opportunities.
While we are not a party to any long term supply agreements and demand has varied over time, we believe there is a sufficient supply of both new and used storage containers, storage trailers and mobile offices. If we were unable for any reason to continue our relationship with our existing suppliers, we believe there are multiple alternative sources of supply available to us on similar terms for the purchase of both new and used portable storage products and mobile offices. We also believe that such supply will continue to be sufficient to meet our demand for the foreseeable future.
Management Information and Back Office Systems
Our management information systems, including the RentalMan software program, are scalable and provide us with critical information to help us manage our business. Utilizing our systems, we track a number of key operating and financial metrics including utilization, lease rates, customer trends and fleet data. All our branches use RentalMan and are electronically linked to our AS/400 mainframe system. Branch managers and corporate management use RentalMan to monitor pricing, utilization and customer activity. With RentalMan, we can individually track the units in our lease fleet and monitor the performance of each of our branch locations on a real-time basis. We have also supplemented the information provided by RentalMan with a database system that provides branch managers with an Internet-based tool through which they can easily monitor on a daily basis their branch performance using a number of key metrics. Our systems also capture detailed customer and usage information which we use to target new customers as well as increase the penetration of our existing customer base.
We enhanced our information systems by implementing sales management tools using Salesforce.com’s CRM software applications to more effectively provide leads to our sales force and track the success of our sales and marketing efforts. The implementation of Salesforce.com’s CRM software applications has been completed in the U.S. and in the U.K.
Billing and Lease Terms
We manage our billing process centrally at our Burbank, California offices for our operations in the U.S. and at our Stockton-on-Tees, England office for our operations in the U.K. Each of our branches maintains a price book with rates that are determined centrally and reviewed by our senior management. We generally invoice our U.S. customers in advance on a 28-day cycle and our U.K. customers monthly in arrears.
The lease period for our portable storage products varies, but averages approximately 15 months for storage containers and 22 months for trailers. Leases for our units are typically structured on a month-to-month basis with no fixed term. In addition to the monthly lease rates, our customers are responsible for the costs of delivery and pickup.

Competition
With the exception of mobile offices in the U.S., the portable storage industry is highly fragmented, with numerous participants at the local level leasing and selling storage containers, storage trailers and other structures used for temporary storage. We believe that participants in our industry compete on the basis of customer relationships, price, service, delivery speed and breadth and quality of equipment offered. In several of our markets, we compete with one or more local portable storage providers as well as a limited number of large national companies. Some of our competitors may have greater market share, less indebtedness, greater pricing flexibility or superior marketing and financial resources. Our largest competitors in the storage container and storage trailer markets in the U.S. are Mobile Mini, Inc., Williams Scotsman International, Inc., and National Trailer Storage. Our largest competitors in the U.S. mobile office market are ModSpace and Williams Scotsman International, Inc. Our largest competitors in the storage container and mobile office markets in the U.K. are Elliott Group, Speedy Space, Mobile Mini UK and Hewden Stuart. We also compete with fixed-site self-storage facilities, such as U-Haul International, Inc., Public Storage, Inc. and Shurgard Storage Centers, Inc.
On February 22, 2008, our Parent entered into a definitive merger agreement with Mobile Mini, Inc. The transaction is expected to close in June 2008. Please see Item 1, “Business — Merger with Mobile Mini” for additional information.
Trademarks and Trade Names
We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business. The logo MS®, The Mobile Storage Group®, Tunnel-Tainer® and Mobile Services Group™ are our registered trademarks in the U.S. Ravenstock MSG®, Ravenstock MSG Ltd®. with the “flying box” logo, MS The Mobile Storage Group®, and the logo MS with the words “The Mobile Storage Group” are our registered trademarks in the U.K. We use the Ravenstock MSG® trademark in the U.K. but we have not applied for registration of this trademark in the U.S. Each trademark, trade name or service mark of any other company appearing in this Report belongs to its holder.
Properties
Corporate Headquarters. We maintain our headquarters in a facility of approximately 16,000 square feet in Glendale, California, which is approximately 8 miles north of downtown Los Angeles. Our executive, financial, accounting, legal, marketing and human resources functions are located there. The lease of the headquarters will expire in September 2015. Our European headquarters is located in Stockton-on-Tees, England where we lease 10,000 square feet of office space. The term on this lease is through July 2017.
Branch Locations. We own our branch locations in Gardena, California; Fresno, California; Chicago, Illinois; Bridgend, Wales; and Manningtree, England. We lease all of our other branch locations. We believe that none of our individual branch locations is material to our operations, and we also believe that satisfactory alternative properties could be found in all of our markets if necessary.
Employees
As of December 31, 2007, we had approximately 990 employees, of whom approximately 680 were located in the U.S. and approximately 310 in the U.K. We have not had a work stoppage since our founding in 1987, and none of our personnel are represented under collective bargaining agreements with us. We believe we have good relations with our employees.
Regulatory and Environmental Compliance
We are subject to certain federal, state, local and foreign environmental, transportation, health and safety laws and regulations. We incur significant costs to comply with these laws and regulations, but from time to time we may be subject to additional costs and penalties as a result of non-compliance. The discovery of currently unknown matters or conditions, new laws and regulations or different enforcement or interpretation of existing laws and regulations could materially harm our business or operations in the future.

In the U.S., we are subject to federal, state and local laws and regulations that govern and impose liability for activities and operations which may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for hazardous substances and other wastes under the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Clean Air Act and similar state and local laws and regulations. In the ordinary course of business, we use and generate substances that are regulated or may be hazardous under environmental laws. Environmental laws also may impose liability for activities such as soil or groundwater contamination and off-site waste disposal, including such contamination or disposal that occurred prior to the acquisition of our businesses. We may incur costs related to alleged environmental damage associated with past or current properties owned or leased by us.
In the U.K., our operations are subject to the requirements of the Environmental Protection Act, the Health and Safety at Work Act and the Town and County Planning Acts, and under these statutes, are subject to regulation by the Environment Agency, the Health and Safety Executive and local government authorities.
We have conducted preliminary environmental assessments on some of our owned and leased properties, primarily those acquired from Raven Hire Limited in November 2001. These assessments generally consist of an investigation of environmental conditions at the subject property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. As a result of these property assessments, we have become aware that current or former operations or activities at some of our properties have not been or may not be in compliance with environmental laws relating to such matters as air emissions, wastewater discharges and hazardous substance use, or may have resulted in soil and/or groundwater contamination. In this regard, certain such facilities are the subject of environmental investigations or remedial actions.
To date, no environmental matter has been material to our operations. Based on our past experience and the estimated costs of matters identified in the preliminary environmental assessments, we believe that any environmental matters relating to us of which we are currently aware will not be material to our overall business or financial condition. We do not currently maintain environmental insurance.
Additional Information
Our principal executive offices are located at 700 North Brand Boulevard, Suite 1000, Glendale, California 91203, and our telephone number at that address is (818) 253-3200. Our website address is www.mobilestorage.com. The information contained on our website is not part of this Report.
ITEM 1A. RISK FACTORS.
Cautionary Statement about Forward Looking Statements
Our discussion and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers and corporate spokespersons contain forward-looking statements. Forward-looking statements are statements that are not historical facts, including statements about our beliefs and expectations or any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. Forward-looking statements include, but are not limited to, statements generally preceded by, followed by or that include the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend,” “project,” “targets,” “likely,” “would,” “could” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, capital expenditures, amounts and timing of expenditures and contemplated transactions.

Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors may relate to, among other things:
•	general economic conditions, either national or in the states in which we, one or more acquired entities and/or the combined company do business, are less favorable than expected regarding demand for our portable storage products;

•	changes in the interest rate environment;

•	fluctuations in the exchange rate between the U.S. dollar and the British pound and in the exchange rate between the U.S. dollar and the Chinese yuan;

•	our ability to identify and consummate acquisitions and to integrate any acquired businesses;

•	the potentially dilutive effect of future acquisitions on current shareholders’ ownership;

•	effects of accounting or financial results of one or more acquired entities;

•	increases in the cost of fuel;

•	reductions in the supply or increases in costs in obtaining our portable storage products (particularly steel);

•	our ability to pass along cost increases to our customers;

•	continuity of services of members of our senior management team and other key personnel;

•	our ability to attract and retain competent branch managers;

•	competitive factors in the industries in which we operate;

•	changes in governmental, zoning or environmental regulations;

•	our ability to generate sufficient cash flow to make interest payments and principal on our debt obligations;

•	our ability to comply with covenants contained in our new credit facility and in the indenture under which our Notes were issued and the effects the restrictions imposed by those covenants may have on our ability to operate our business; and

•	conflicts between the interests of our financial sponsor, which has the power to control our affairs and policies, and the interests of our creditors, such as the pursuit of acquisitions that could enhance the equity investments of our sponsor but involve risk to our creditors.
You should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to the following risks and uncertainties that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements which, as a result, may adversely affect our results of operations and financial condition. New risks can emerge from time to time. It is not possible for us to assess all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in the forward-looking statements. Given such risks and uncertainties, we urge you to read this Report completely with the understanding that actual future results may differ materially from what we plan or expect.

Risks Relating to Our Business
An economic downturn could reduce customer demand for our portable storage products, thereby harming our results of operations.
Customers in the construction, retail, services, manufacturing, transportation, communications and utilities industries have historically accounted for the majority of our lease and sales revenues. In 2007, we estimate that we generated:
•	approximately 29% of our total revenues in the U.S. and approximately 40% of our total revenues in the U.K. from our customers in the construction industry;

•	approximately 22% of our total revenues in the U.S. and approximately 4% of our total revenues in the U.K. from our customers in the retail industry;

•	approximately 17% of our total revenues in the U.S. and approximately 23% of our total revenues in the U.K. from our customers in the services industry;

•	approximately 9% of our total revenues in the U.S. and approximately 11% of our total revenues in the U.K. from our customers in the manufacturing industry; and

•	approximately 7% of our total revenues in the U.S. and approximately 3% of our total revenues in the U.K. from our customers in the transportation, communications and utilities industries.
If a sustained economic slowdown occurs in any of the industries or markets in which we operate, it could reduce demand for our portable storage products and materially harm our business and results of operations.
We may fail to realize the anticipated benefits of the merger with Mobile Mini, and the integration process could adversely impact our ongoing operations.
We entered into the merger agreement with Mobile Mini with the expectation that the merger would result in various benefits, including, among other things, an expanded customer base, ongoing cost savings and operating efficiencies. The success of the merger will depend, in part, on our ability to realize such anticipated benefits from combining the businesses of our Company and Mobile Mini. The anticipated benefits and cost savings of the merger may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve anticipated benefits could result in increased costs and decreases in the amounts of expected revenues of the combined company.
Our Company and Mobile Mini have operated independently and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures or policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of the companies during the transition period. The integration may take longer than anticipated and may have unanticipated adverse results relating to the existing business of our Company and Mobile Mini.
Competition could reduce our market share and decrease revenues.
The markets for portable storage and mobile offices are intensely competitive. In each of our current markets, we face competition from national, regional and local companies who have an established market position in the specific service area. We expect to encounter similar competition in any new markets that we may enter. In addition, in the U.S., we compete on a national level with Mobile Mini, Inc., Williams Scotsman International, Inc. and National Trailer Storage, and in the U.K. we compete on a national level with Elliott Group, Speedy Space, Mobile Mini UK and Hewden Stuart. Competition in our existing markets may also increase considerably in the future. Some of our competitors may have greater market share, less indebtedness, greater pricing flexibility or superior marketing and financial resources. Increased competition could result in lower profit margins, substantial pricing pressure and reduced market share. Price competition, together with other forms of competition, could materially harm our business and results of operations.
Because our customers lease our portable storage products on a month-to-month basis, we could rapidly be adversely affected by an economic downturn.
Most of our customers lease our portable storage products on a month-to-month basis and are under no obligation to continue to lease our storage products beyond a thirty-day period. In the event of an economic downturn, a significant number of our leased units could be returned during a short period of time requiring us to re-lease a large supply of units. Our failure to effectively re-lease a large influx of units returning from leases could materially harm our business and results of operations.

An inability to obtain additional capital for future growth could harm our results of operations and growth.
Our expansion through internal growth, capital expenditures and acquisitions requires significant amounts of capital. In addition to net cash provided by operating activities, we have historically financed our internal growth, capital expenditures and acquisitions through the issuance of debt securities, borrowings under credit facilities and private equity offerings. We made capital expenditures of $38.7 million, $39.2 million and $46.4 million in the years ended December 31, 2005, 2006 and 2007, respectively. We completed acquisitions with an aggregate cost of $4.9 million, $20.9 million and $31.0 million, for the years ended December 31, 2005, 2006 and 2007, respectively. Our ability to grow will depend in part on our ability to obtain additional debt and equity financing. We cannot assure you that any such financing will be available on terms satisfactory to us or at all. If we are unable to obtain financing on acceptable terms, we may have to curtail our growth by, among other things, curtailing the expansion of our fleet of portable storage products or our acquisition strategy.
If we are unable to identify and complete acquisitions, our ability to grow our business will be limited and our financial condition and results of operations will be negatively impacted.
Since January 2002, we have completed 38 “in-market” acquisitions and 25 new market acquisitions in the U.S. and U.K. In addition, we expect to complete additional acquisitions in the remainder of the year. Our acquisition strategy involves several possible risks, including:
•	the inability to find appropriate acquisition candidates in the portable storage industry;

•	increases in the price of steel and other raw materials, which could increase the purchase prices of these businesses;

•	our dependence on continued access to capital;

•	diversion of management’s attention from conducting our operations;

•	competition for acquisition targets, which could lead to substantial increases in purchase prices of these businesses; and

•	expenses, delays and difficulties of integrating acquired businesses into our existing business structure.
Our business plan depends on us identifying and acquiring suitable acquisition candidates. If we are unable to continue to acquire and efficiently integrate such businesses and assets, our ability to increase our revenue base and our results of operations could suffer.
Fluctuations between the British pound and U.S. dollar could harm our results of operations.
We derived approximately 36% of our total revenues in both fiscal years 2006 and 2007, from our operations in the U.K. The financial position and results of operations of our U.K. subsidiaries are measured using the British pound as the functional currency. As a result, we are exposed to currency fluctuations both in receiving cash from our U.K. operations and in translating our financial results back into U.S. dollars. We believe the impact of currency fluctuations on us from an operations perspective is mitigated by the fact that the majority of our expenses, capital expenditures and revenues in the U.K. are in British pounds. We do, however, have significant currency exposure as a result of translating our financial results from British pounds into U.S. dollars for purposes of financial reporting. Assets and liabilities of our U.K. subsidiary are translated at the exchange rate in effect at each balance sheet date. Our income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive income (loss) in stockholders’ equity. A strengthening of the U.S. dollar against the British pound reduces the amount of income we recognize from our U.K. business. The British pound is currently at or near a multi-year high against the U.S. dollar, and we cannot predict the effects of further exchange rate fluctuations on our future operating results. We are also exposed to additional currency transaction risk when our U.S. operations incur purchase obligations in a currency other than in U.S. dollars and our U.K. operations incur purchase obligations in a currency other than in British pounds. As exchange rates vary, our results of operations and profitability may be harmed. We do not currently hedge our currency transaction or translation exposure, nor do we have any current plans to do so. The risks we face in foreign currency transactions and translation may continue to increase as we further develop and expand our U.K. operations. Furthermore, to the extent we expand our business into other countries, we anticipate we will face similar market risks related to foreign currency translation caused by exchange rate fluctuations between the U.S. dollar and the currencies of those countries.

As a result of the Acquisition, our ability to apply federal income tax net operating loss carryforwards will be limited.
As a result of the Acquisition, our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited. The Acquisition constituted a change in ownership under Section 382 of the Internal Revenue Code (the “Code”). Section 382 of the Code imposes an annual limitation (generally equal to the value of our stock prior to the ownership change multiplied by the adjusted federal tax-exempt rate, which is set monthly by the Internal Revenue Service, based on prevailing interest rates and equal to 4.3% for December 2007) on our ability to use those net operating loss carryforwards against future taxable income. However, it is possible that the limitation may be increased if we determine that we have significant net built-in gain in our assets as of the time of the ownership change. As of December 31, 2007, we had approximately $77.6 million of federal net operating loss carryforwards, which expire in various amounts in 2012 through 2024. If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations.
Reductions in supply or increases in costs of obtaining our portable storage products could harm our results of operations.
The success of our business model depends in part on our ability to acquire portable storage products at reasonable rates and in a timely manner. An interruption in the supply or increase in our cost to acquire new or used portable storage products could materially harm our results of operations and our ability to expand our fleet. Our ability to purchase new and used portable storage products on favorable terms for our lease fleet or for sale depends on a number of factors, including:
•	the volume of and trends in international trade;

•	the extent of competition we face in purchasing new and used portable storage products;

•	the availability of new and used portable storage products; and

•	the prices of steel used to make our portable storage products.
Of the portable storage products we purchased in 2007, we acquired 57% from our five largest suppliers, including 23% from our largest supplier. We have no material contracts with any supplier entitling us to purchase any material amount of portable storage products in a fixed quantity or at a fixed price. This leaves us exposed to increases in the purchase prices of portable storage products and to an interruption in supplies, either of which may materially harm our business and results of operations.
Although the price of new and used portable storage products has historically fluctuated, such price has increased in recent years primarily due to the impact of the increases in the global price of steel and generally strong economic conditions.
Many other businesses compete to purchase portable storage products. Various freight transportation companies, freight forwarders and commercial and retail storage companies purchase new and used portable storage products. Some competing purchasers of new and used portable storage products have access to greater financial resources than we do. As a result, if the number of units available for sale decreases, these competitors may be able to absorb an increase in the cost that we could not. If new and used portable storage product prices continue to increase, we may not be able to acquire enough new units to grow our fleet or meet our customers’ demands, which could result in lower lease and sales volume and decrease our operational efficiencies, thereby harming our business and results of operations. Also, we may not be able to recoup higher costs for portable storage products through higher lease rates, which could reduce our earnings.

We may face risks resulting from purchasing storage containers that are made primarily in China.
Storage containers are primarily manufactured in China. From 1994 to 2005, the Chinese yuan was pegged to the U.S. dollar at the same fixed exchange rate. In July 2005, the Chinese government adjusted this peg by approximately 2% and since that time has pegged the yuan against a basket of international currencies, rather than the U.S. dollar alone. This has resulted in a further appreciation of the Chinese yuan against the U.S. dollar. This recent appreciation and any future appreciation in its value against the U.S. dollar may exacerbate the recent price increases we have experienced in purchasing storage containers and may harm our results of operations.
In addition, sourcing products from Chinese manufacturers presents several risks, including:
•	economic, political and financial system instability;

•	changes in regulatory requirements;

•	significant fluctuations in interest rates and inflation;

•	imposition of additional taxes or other payments by the Chinese government;

•	increases in fuel and other shipping costs;

•	disruptions in the supply of storage containers, including as a result of work stoppages in domestic ports; and

•	other adverse actions or restrictions imposed by the Chinese government.
Any of these events may make it significantly more costly or more difficult to obtain the portable storage products we require and may harm our financial condition and results of operations. Also, because of the concentration of manufacturers of storage containers in China, Chinese companies have significant power to act collectively and set prices. If these companies were to use this power to set prices at significantly higher levels, we believe such prices would, at least in the short term, materially increase our capital expenditure costs and harm our results of operations.
Our inability to maintain the quality of our lease fleet could result in the recording of an impairment charge to appropriately reflect the book value of our fleet assets.
We recorded an impairment charge of $9.2 million in 2004 related to our lease fleet. This impairment charge resulted from our inability to lease and maintain in lease-ready condition certain units in our lease fleet over an extended period of time. In the event that we are unable to lease and maintain in lease-ready condition any of the units in our lease fleet, whether in connection with an economic downturn or poor fleet maintenance practices, we may be required to record additional impairment charges in the future and our business and results of operations could be adversely affected.
Our financial performance and operating results may continue to fluctuate.
Our operating results may sometimes fluctuate due to factors that impact the demand for our products or increase our costs and due to non-cash or non-recurring charges, which in turn influence our operating costs and margins. For example, our net income was $3.8 million in 2004 and increased to $7.2 million in 2005. In 2006, our net loss was $16.1 million and our 2007 net income was $10.7 million. Because of these fluctuations, quarter to quarter comparisons of our results of operations may not result in an accurate assessment of our business and are not indicative of future results.
If we cannot effectively manage our growth, our business and results of operations could be harmed.
Our future performance will depend not only on managing the growth of our existing locations but also on our ability to manage growth through acquisitions and new branch openings. These activities, together with required adjustments to the demands of new markets, may strain our existing management and human and other resources. While we are typically able to quickly integrate our acquisitions into our operations, we have occasionally encountered unforeseen difficulties and obstacles in doing so. In particular, we have in the past encountered difficulties in hiring and training branch managers and other employees to handle our expanded operations.

To successfully manage growth, we will need to continue to identify additional qualified managers and employees to integrate acquisitions within our established operating, financial and other internal procedures and controls. We will also need to effectively motivate, train and manage our employees. We cannot assure you that we will successfully integrate our recent and future acquisitions and new branches into our existing operations. If we fail to effectively manage our growth, our business and results of operations could be harmed.
Our future success depends on the continued service of our executive officers and our ability to recruit and retain qualified branch managers.
We depend a great deal on the individual efforts and abilities of our executive officers and certain other key employees. If these officers or key employees do not continue to work for us, our operations could be harmed until replacements with suitable experience can be employed. We do not maintain key-man life insurance on any of our employees. The loss of any member of our management team could have a material adverse effect on our business and results of operations
We also rely heavily on the performance and productivity of our branch managers. We have historically experienced a high degree of turnover among our branch managers. As a result, we must continue to recruit a sufficient number of managers to staff new offices and to replace managers lost through attrition or termination. We have, in the past, also encountered difficulties in hiring and training branch managers, in part, because we recruit from a limited pool of qualified candidates who frequently have no prior experience in the portable storage industry. If we are unable to identify and employ managers and employees with sufficient experience, we may elect to forego certain acquisitions that would otherwise help our business to grow or we may not expand existing branch locations or open new branches. In any of these situations, our business and results of operations could be harmed.
Increases in the cost of fuel may harm our business.
Our business uses a significant amount of gasoline, and the cost of gasoline has risen significantly in recent years. We may not be able to pass along to our customers any or all of the increased fuel costs we may experience should prices remain at elevated levels or continue to increase, and our failure to pass on these costs could harm our financial condition and results of operations.
Any failure of our management information systems could harm our business and results of operations.
We depend on our management information systems to actively manage our lease fleet, control capital spending and provide fleet information, including leasing history, condition and availability of our portable storage products. These functions enhance our ability to optimize fleet utilization and redeployment. The inability of our management information systems to operate as we anticipate could damage our reputation with our customers, disrupt our business or result in, among other things, decreased lease and sales revenue and increased overhead costs. Any such failure could harm our business and results of operations.
We are subject to various environmental laws and regulations. Obligations and liabilities under these laws and regulations could materially harm our business.
We are subject to a variety of national, state, foreign and local environmental laws and regulations. Among other things, these impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste, and impose liability for the costs of investigating and cleaning up, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. In the ordinary course of business, we use and generate substances that are regulated or may be hazardous under environmental laws. We have an inherent risk of liability under environmental laws and regulations, both with respect to ongoing operations and with respect to contamination that may have occurred in the past on our properties or as a result of our operations. From time to time, our operations, or conditions on properties that we have acquired, have resulted in liabilities under these environmental laws. We could, in the future, be required to incur material costs to comply with environmental laws, or sustain material liability from claims concerning noncompliance or contamination. We have no reserves for any such liabilities. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist at our facilities or at third party sites for which we may be liable. Enactment of stricter laws or regulations, stricter interpretations of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third party sites may require us to make additional expenditures, some of which could be material.

Compliance with other governmental regulations could increase our operating costs.
Our operations in the U.S. are subject to regulation by several federal and state government agencies, including the Occupational Safety and Health Administration and by federal and state laws. Our activities in the U.K. are subject to extensive employment protection legislation. In addition, our U.K. locations and operations are subject to the requirements of the Environmental Protection Act, the Health and Safety at Work Act and the Town and County Planning Acts, and under these statutes, are subject to regulation by the Environment Agency, the Health and Safety Executive and local government authorities. We are not currently aware of any action currently contemplated by any regulatory authority related to any possible non-compliance by or in connection with our operations. We believe that our operations comply in all material respects with all applicable regulatory requirements. Nevertheless, noncompliance with applicable regulations, implementation of new regulations or modifications to existing regulations may increase costs of compliance, require a termination of certain activities or otherwise materially harm our business and results of operations.
Changes in zoning laws restricting the use of portable storage products may harm our business.
In the U.S. and U.K. we are subject to local zoning laws regulating the use of portable storage products. Most of our customers use our portable storage products on their own properties. Local zoning laws in certain markets prevent some customers from keeping portable storage products on their properties or only permit them if located out of sight from the street. Changes in local zoning laws in existing markets or prohibition of portable storage products by local zoning laws in prospective new markets could harm our business, financial condition and results of operations.
Our internal controls over financial reporting may not be sufficient to ensure timely and reliable external financial reporting.
By December 31, 2008, we will need to have taken additional steps to implement an internal control structure and procedures for financial reporting, including those contemplated by Section 404 of the Sarbanes-Oxley Act of 2002, that would allow us to produce financial statements and related disclosures within the time periods and in the form required under the Securities Exchange Act of 1934, as amended, including on a quarterly basis. During 2007, we retained an independent firm to assist in our compliance with the Sarbanes-Oxley Act, with which we will be required to comply by December 31, 2008. If we fail to successfully implement these improvements to our current internal accounting controls, we may not be able to produce our financial statements and related information by December 31, 2008 in compliance with the Sarbanes-Oxley Act of 2002, or meet our reporting obligations under the indenture governing the Notes. These obligations will require a commitment of additional resources at significant expense to us and may in meeting these requirements require hiring of additional staff or outside consultants and result in the diversion of our senior management’s time and attention from our day to day operations. We cannot assure you that we will be successful in complying with these obligations or that the cost of compliance with them will not adversely impact our business or results of operations.
We are owned by Welsh Carson and their interests as equity holders may conflict with yours as a creditor.
Welsh Carson, our equity sponsor, indirectly owns a majority of our common stock and controls us. Through its ownership, our equity sponsor will be able to, among other things, elect a majority of the members of our board of directors, appoint new management, amend our certificate of incorporation and approve mergers or sales of substantially all of our assets. The interests of our equity sponsor might conflict with those of the holders of the Notes. For example, the holders of the Notes might want us to raise additional equity from our equity sponsor or other investors to reduce our leverage and pay our debts, while our equity sponsor might not want to increase its investment in us or have its ownership diluted and may instead choose to take other actions, such as selling our assets. See “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Related Party Transactions.”

Risks Relating to our Substantial Indebtedness
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes.
We are a highly leveraged company. As of December 31, 2007, we had consolidated indebtedness of approximately $426.3 million. In addition, we had approximately $81.3 million available to borrow under our New Credit Facility, subject to our borrowing base as well as compliance with our covenants and other conditions. Our substantial indebtedness could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, future acquisitions and other general corporate needs;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors with less debt; and

•	limit our ability to borrow additional funds.
If we are unable to meet our obligations under our indebtedness, we could be forced to restructure or refinance these obligations, seek equity financing or sell assets. We may be unable to restructure or refinance these obligations, obtain equity financing or sell assets on terms satisfactory to us or at all.
Despite our current levels of indebtedness, we may incur substantially more debt, which could further exacerbate the risks associated with our substantial indebtedness.
Although our New Credit Facility, the indenture governing the Notes and our other debt obligations contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2007, $81.3 million was available for borrowing under our New Credit Facility and we will have the ability to borrow up to an additional $50 million, beyond the $300 million initially available to us, with the consent of our lenders and subject to certain other conditions. In addition, we are not prevented from incurring obligations that do not constitute “indebtedness” as defined in the relevant agreements. If new debt is added to our current debt levels, the related risks that we now face could intensify.
Covenants in the New Credit Facility and the indenture governing the Notes restrict our financial and operating flexibility and, if we are unable to comply with these covenants, our lenders may declare due and payable all outstanding loan payments, thereby harming our operations and growth.
Our New Credit Facility and the indenture governing the Notes contain a number of covenants, including covenants that restrict our ability and that of certain of our subsidiaries to:
•	incur additional indebtedness;

•	pay dividends;

•	enter into arrangements that restrict the ability of our subsidiaries to pay dividends to us;

•	make purchases or redemptions of the Notes;

•	guarantee other obligations;

•	incur and pay intercompany debt;

•	make capital expenditures;

•	make investments or acquisitions;

•	repurchase or redeem capital stock;

•	sell assets;

•	grant or enter into arrangements that restrict our ability to grant liens;

•	engage in mergers or consolidations; and

•	engage in transactions with affiliates.
In addition, the terms of the New Credit Facility provide the lenders with a security interest in all of our cash and the cash of the certain of our subsidiaries; the lenders are entitled to perfect such security interest and acquire full cash dominion upon our availability under the New Credit Facility being below certain thresholds or during the existence of a default or event of default. The terms of the New Credit Facility restrict our ability to refinance the Notes. These restrictions could hurt our ability to finance our future operations or our capital needs or to engage in other business activities that may be in our interest. In addition, the New Credit Facility contains certain financial and operating covenants, a minimum interest coverage ratio, a minimum lease fleet utilization ratio, a maximum annual capital expenditures limitation and a maximum total debt to EBITDA ratio. The covenants regarding minimum interest coverage, minimum leverage and fleet utilization will only be tested when aggregate excess availability is below $30 million. Our ability to comply with these covenants, financial ratios and tests may be affected by events beyond our control, such as prevailing economic conditions and changes in the competitive environment. We cannot assure you that we will be in compliance in the future with the covenants in our New Credit Facility or the indenture. A breach of certain of the covenants in the New Credit Facility or the indenture could result in the acceleration of all of our debts and, under the New Credit Facility, the refusal by our lenders to lend us additional funds. Any of the foregoing occurrences could, individually or in the aggregate, harm our results of operations and growth and prevent us from servicing our debt obligations including the Notes.
Because we operate with a significant amount of debt and portions of our indebtedness bear interest at a variable rate, a general increase in interest rates could increase our operating costs, decrease profitability, limit our growth and hinder our ability to pay our outstanding indebtedness.
We operate with a significant amount of debt relative to our equity. As of December 31, 2007, we had total indebtedness of approximately $426.3 million, of which approximately $218.7 million was borrowed under the New Credit Facility. Our amount of debt makes us more vulnerable to a downturn in the general economy or in the industries we serve. Furthermore, amounts we borrow under the New Credit Facility bear interest at a variable rate. As of December 31, 2007, approximately 51% of our total indebtedness bore interest at a variable rate. Because these rates change with prevailing interest rates, higher prevailing interest rates will increase the amount of interest we have to pay on our debt under the New Credit Facility. Our annual debt service obligations will increase by $2.2 million per year for each 1% increase in the average interest rate we pay based on the balance of variable rate debt outstanding at December 31, 2007. To the extent our exposure to increases in interest rates is not eliminated through interest rate protection or cap agreements, such increases will adversely affect our cash flow, which could harm our profitability, limit our ability to grow and hinder our ability to repay our outstanding indebtedness, including the Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk—Interest Rate Risks” in this Report for a more detailed description of interest rate risks.

We have substantial interest expense and we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.
Net interest expense was $30.4 million and $38.2 million for the years ended 2006 and 2007 respectively. Our ability to make scheduled payments on or to refinance debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations and other liquidity needs, we may be forced to reduce or delay capital expenditures and acquisitions, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations and other liquidity needs. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain the proceeds which could be realized from them and these proceeds may not be adequate to meet any debt service obligations then due.
Our ability to make payments on our Notes is junior to those lenders who have a security interest in our assets.
Our obligations under the Notes and the related guarantees are unsecured, but our obligations under our New Credit Facility are secured by substantially all of the assets of Mobile Services, Ravenstock MSG and our domestic subsidiaries (other than MSG Investments, Inc. and certain immaterial subsidiaries), as well as pledges of all the capital stock or limited partnership interests of our domestic subsidiaries (other than MSG Investments, Inc.) and up to 66% of the capital stock of our first tier foreign subsidiaries and MSG Investments, Inc. If we are declared bankrupt or insolvent, or if we default under our New Credit Facility, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we are unable to pay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the Notes and the guarantees, even if an event of default exists under the indenture at such time. In any such event, because the Notes and the guarantees are not secured by any of our or our guarantors’ assets, it is possible that there would be no assets remaining from which claims of the holders of Notes could be satisfied or, if any assets remained, they might be insufficient to satisfy such claims fully.
Our Notes are effectively subordinated to the debts and other obligations of our non-guarantor subsidiaries.
While certain of our Issuers’ domestic subsidiaries guarantee the Notes, MSG Investments, Inc. and Ravenstock MSG and our Issuers’ other foreign subsidiaries do not guarantee the Notes. As a result, the Notes are structurally subordinated to all of the indebtedness and other liabilities of any of our non-guarantor subsidiaries. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims and the assets of those subsidiaries before any assets are made available for distribution to us.
As of December 31, 2007, our non-guarantor subsidiaries had approximately $130.7 million of total liabilities (including indebtedness). Our non-guarantor subsidiaries generated approximately 36% of our total revenues in the year ended December 31 2007 and held approximately 26% of our consolidated assets as of December 31, 2007.
To service our indebtedness, we require a significant amount of cash. Our ability to generate or otherwise obtain cash depends on many factors beyond our control.
Our ability to satisfy our debt obligations from cash flows from operations will depend upon our future financial and operating performance, which, to a certain extent, depends on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the New Credit Facility in an amount sufficient to enable us to service our indebtedness, including the Notes. To the extent we are not able to meet our debt obligations, we will be required to pursue one or more alternatives, which may include additional borrowings under the New Credit Facility, restructuring or refinancing borrowings, raising additional equity capital, reducing or delaying capital expenditures and acquisitions, or selling assets. We may not be able to restructure or refinance our debt, obtain additional financing or sell assets on terms satisfactory to us or at all.

We may not have the ability to raise the funds necessary to finance any change of control offer required by the indenture governing our Notes.
If we undergo a change of control (as defined in the indenture governing the Notes) we may need to refinance large amounts of our debt, including the Notes and borrowings under our New Credit Facility. If a change of control occurs, we must offer to buy back the Notes for a price equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest. We cannot assure you that there will be sufficient funds available for us to make any required repurchases of the Notes upon a change of control. In addition, our New Credit Facility will prohibit us from repurchasing the Notes until we first repay our New Credit Facility in full in cash. If we fail to repurchase the Notes in that circumstance, it would result in an event of default under the indenture, which would in turn constitute a default under our New Credit Facility. Our New Credit Facility contains, and future indebtedness that we incur may also contain, restrictions on repayment upon a change of control or require the repurchase of such indebtedness upon a change of control. If any change of control occurs, we cannot assure you that we will have sufficient funds to satisfy all of our debt obligations. The repurchase requirements may also delay or make it harder for others to effect a change of control. However, certain other corporate events, such as a leveraged recapitalization that would increase our level of indebtedness, would not constitute a change of control under the indenture governing our Notes. See “Description of Notes—Repurchase at the Option of Holders—Change of Control.”
On February 22, 2008, our Parent entered into a definitive merger agreement with Mobile Mini, Inc. The transaction is expected to close in June 2008. This transaction will not constitute a change of control event under the indenture governing the Notes. Please see Item 1, “Business - Merger with Mobile Mini” for additional information.
A guarantee could be voided if it constitutes a fraudulent transfer under U.S. bankruptcy or similar state law, which would prevent the holders of our Notes from relying on that guarantor to satisfy claims.
Under U.S. bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee can be voided, or claims under the guarantee may be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee or, in some states, when payments become due under the guarantee, received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and:
•	was insolvent or rendered insolvent by reason of such incurrence;

•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.
A guarantee may also be voided, without regard to the above factors, if a court found that the guarantor entered into the guarantee with the actual intent to hinder, delay or defraud its creditors.
If a court were to void a guarantee, you would no longer have a claim against the guarantor. Sufficient funds to repay the Notes may not be available from other sources, including the remaining guarantors, if any. In addition, the court might direct you to repay any amounts that you already received from the guarantor.
The measures of insolvency for purposes of fraudulent transfer laws vary depending upon the governing law. Generally, a guarantor would be considered insolvent if:
•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;

•	the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they became absolute and mature; or

•	it could not pay its debts as they became due.
Each guarantee will limit the guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. This provision may not be effective to protect the guarantees from being voided under fraudulent transfer law.

Our parent company issued subordinated notes in connection with the Acquisition which could result in us making cash distributions to our parent company.
In connection with the Acquisition in August 2006, our Parent issued $90.0 million of subordinated notes to WCAS Capital Partners IV, L.P., an affiliate of Welsh Carson, and a certain strategic co-investor. The proceeds of the subordinated notes were contributed to us in the form of common equity capital and were used to fund the Acquisition.
Subject to satisfaction of certain conditions, we may make cash distributions to our Parent after August 2008 pursuant to the terms of the indenture governing the Notes in order for our Parent to make interest payments on such subordinated notes. If we make these cash distributions, it will reduce the amount of cash we have to fund our operations or to service our indebtedness.
On February 22, 2008, our Parent entered into a definitive merger agreement with Mobile Mini, Inc. The transaction is expected to close in June 2008. Under the terms of the merger agreement, Mobile Mini will assume approximately $535.0 million of our outstanding indebtedness, including the amounts outstanding under our subordinated notes (the “Assumed Debt”). Other than the Notes and certain capitalized lease obligations, Mobile Mini intends to refinance the remaining Assumed Debt at the closing of the transaction with cash on hand and/or a portion of the proceeds from Mobile Mini’s expected $1.0 billion asset-based revolving credit facility. Please see Item 1, “Business - Merger with Mobile Mini” for additional information.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None
ITEM 2. PROPERTIES.
We own our branch locations in Gardena and Fresno, California and in Chicago, Illinois. In the United Kingdom, we own branch locations in Manningtree and part of the Bridgend site. We lease all of our other branch locations. Most of our major leased properties have remaining lease terms of at least 1 year, and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties.
We lease our corporate and administrative offices in Glendale, California. These offices have 16,000 square feet of office space. The lease term is through September 2015. Our European headquarters is located in Stockton-on-Tees, England where we lease 10,000 square feet of office space. The term on this lease is through July 2017.
ITEM 3. LEGAL PROCEEDINGS.
We are a party to various legal proceedings arising in the normal course of our business. We carry insurance, subject to deductibles under the specific policies, to protect us against losses from legal claims. As of the date of this Report, we are not a party to any material legal proceedings nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2007.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The issued and outstanding common stock of Mobile Storage Group, Inc. is not publicly traded and is all owned by Mobile Services Group, Inc. There is no established public trading market for the common stock of Mobile Services Group, Inc. The issued and outstanding common stock of Mobile Services Group, Inc. is owned by MSG WC Intermediary Co. and the issued and outstanding common stock of MSG WC Intermediary Co. is owned by MSG WC Holdings Corp. As of March 14, 2008, there were 1,000 and 100 issued and outstanding shares of common stock of Mobile Services Group, Inc. and Mobile Storage Group, Inc., respectively. Please see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information.
Our ability to pay dividends is effectively restricted by, among other things, certain provisions of the New Credit Facility and the indenture governing the Notes that restrict our ability to dividend or otherwise distribute cash or other assets. See Note 5 to our audited consolidated financial statements for additional information regarding restrictions on our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.
The selected historical consolidated financial data set forth below are derived from our audited consolidated financial statements as of and for the fiscal years ended December 31, 2003, 2004, 2005, the periods from January 1, 2006 to August 1, 2006, and from August 2, 2006 to December 31, 2006 and for the fiscal year ended December 31, 2007. The financial information set forth below should be read in conjunction with our financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” all included elsewhere in this Report.

				Period from	Period from
				January 1, 2006	August 2, 2006
				to	to	Year Ended
	Year Ended December 31,			August 1,	December 31,	December 31,
	2003	2004	2005	2006	2006	2007
	Predecessor				Successor
	(Dollars in thousands)
Statement of Operations Data:
Revenues:
Lease and lease related	$113,975	$127,040	$143,417	$91,088	$75,596	$192,318
Sales	31,064	29,336	35,584	22,410	14,812	40,809

Total revenues	145,039	156,376	179,001	113,498	90,408	233,127
Costs and expenses:
Cost of sales	23,064	21,636	27,114	16,223	10,289	28,784
Trucking and yard costs	35,858	40,811	44,764	27,965	23,053	58,833
Depreciation and amortization	13,806	14,502	19,471	12,191	8,223	22,216
Selling, general and administrative expenses	39,037	42,129	46,909	31,403	24,135	67,307
Other selling, general and administrative expenses—stock related compensation	—	—	—	700	1,662	3,168
Restructuring	—	—	—	—	—	—
Management fees to majority shareholder	445	422	400	329	29	—
Abandoned offering costs	(613)	—	—	—	—	—
Charge for lease fleet impairment	—	9,155	—	—	—	—
Acquisition transaction expenses	—	—	—	40,306	—	—

Income (loss) from operations	33,442	27,721	40,343	(15,619)	23,017	52,819
Other income (expense)
Interest expense, net	(20,393)	(23,096)	(26,249)	(15,557)	(14,832)	(38,213)
Foreign currency transaction gain (loss)	7,267	1,013	(1,386)	212	74	714
Loss on early extinguishment of debt	(1,424)	—	(780)	—	—	—
Other income (expense)	(26)	270	(241)	(84)	(58)	(141)

Income (loss) from continuing operations before provision (benefit) for income taxes	18,866	5,908	11,687	(31,048)	8,201	15,179
Provision (benefit) for income taxes	7,449	2,539	4,652	(9,240)	3,012	3,393

Income (loss) from continuing operations	11,417	3,369	7,035	(21,808)	5,189	11,786

Income (loss) from discontinued operations (net of tax provision (benefit) of $871, $300, $122, $225, $125, and $(697) for the years 2003, 2004, 2005, the periods from January 1 to August 1, 2006 and August 2 to December 31, 2006, and the year 2007, respectively)	1,307	451	184	337	188	(1,110)

Net income (loss)	$12,724	$3,820	$7,219	$(21,471)	$5,377	$10,676

								Period from
							Period from	August 2, 2006
							January 1, 2006	to		Year Ended
	Year Ended December 31,						to	December 31,		December 31,
	2003		2004		2005		August 1, 2006	2006		2007
	Predecessor							Successor
	(Dollars in thousands)
Other Data:
Capital expenditures:
Acquisitions, net of cash acquired	$—		$10,737		$4,890		$8,757	$12,155		$31,039
Purchases of lease equipment	7,269		22,660		32,466		17,109	17,483		38,931
Purchases of property and equipment	1,873		4,802		6,266		2,416	2,198		7,427
Ratio of earnings to fixed charges(1)	1.9	x	1.3	x	1.4	x	—	1.5	x	1.3	x
Cash flows provided by (used in):
Operating activities	28,274		24,967		35,195		21,300	24,602		42,768
Investing activities	(8,332)		(38,199)		(42,598)		(28,282)	(366,136)		(77,397)
Financing activities	(23,556)		12,203		9,349		7,233	340,859		35,547
Operating Data:
Branch locations (at period end)(2)	67		73		76		76	81		87
Lease equipment units (at period end)	84,976		90,558		99,414		104,308	111,892		117,417
Average utilization rate(3)	81.8%		80.3%		82.2%		78.7%	82.2%		78.3%
Growth in lease and lease related revenue from prior comparable period	5.5%		11.5%		12.9%		8.9%	16.2%		15.4%
Foreign currency exchange rate(4)
Average during each period(5)	1.64		1.83		1.82		1.80	1.91		2.00
As of the end of each period	1.78		1.93		1.72		1.86	1.96		2.00

					As of
	As of December 31,				December 31,
	2003	2004	2005	2006	2007
	Predecessor			Successor	Successor
	(Dollars in thousands)
Balance Sheet:
Lease equipment, net	$228,893	$246,492	$257,498	$301,630	$344,415
Total assets	371,350	402,934	415,161	762,168	836,020
Total debt	217,547	238,987	250,247	375,535	426,340
Stockholders’ equity	82,226	86,838	80,864	274,496	290,615

(1)	For this computation, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of net interest expense plus the portion of rent expense representative of the interest factor (deemed to be one-third of rent expense). For the period from January 1, 2006 to August 1, 2006, our earnings were inadequate to cover fixed charges in the amount of $30,711.

(2)	We define branch locations as locations where we have full-time employees and store our fleet assets.

(3)	We calculate our utilization rate at the end of each month by dividing the number of units we have on hire to customers plus the number of units pending pick-up by the total number of units in our fleet as of the end of each month.

(4)	Foreign currency exchange rate shown based on the U.S. dollar equivalent of one British pound.

(5)	The average foreign currency exchange rate is calculated by dividing the sum of the market exchange rates at the end of each day during each period by the total number of days during each period.

Quarterly Results of Operations
The following table sets forth certain unaudited selected consolidated financial information for each of the four quarters in fiscal years 2006 and 2007. This information, in the opinion of our management, includes all adjustments necessary for a fair presentation of such data in accordance with GAAP. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

	Three Months Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 30,	Jun 30,	Sep 30,	Dec 31,
	2006	2006	2006 (a)	2006	2007	2007	2007	2007
	(Predecessor)		(Combined)	(Successor)
	(Unaudited, dollars in thousands)
Revenues:
Lease and lease related	$37,710	$39,561	$43,031	$46,382	$43,201	$45,561	$50,085	$53,471
Sales	9,478	10,014	9,130	8,600	10,424	9,667	9,926	10,792

Total revenues	$47,188	$49,575	$52,161	$54,982	$53,625	$55,228	$60,011	$64,263
Income (loss) from operations	$9,759	$11,136	$(27,985)	$14,488	$10,407	$10,765	$14,535	$17,112
Net income (loss)	$2,080	$2,921	$(24,673)	$3,578	$698	$(14)	$3,027	$6,965

(a)	The amounts from the quarter ended September 30, 2006 represent a combination of the results for the Predecessor (period from January 1, 2006 to August 1, 2006) and the Successor (period from August 2, 2006 to September 30, 2006), to facilitate meaningful comparison of the pre-Acquisition and post-Acquisition periods.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Mobile Services Group, Inc. (which may be referred to as “Mobile Services,” “we,” “us,” “our” or “the Company”) was acquired on August 1, 2006 and in accordance with Securities and Exchange Commission rules has applied “push down accounting” to its post-Acquisition consolidated financial statements to reflect the new basis of accounting. For more information, see our consolidated financial statements and the related notes included elsewhere in this Report. All references in this section to events or activities which occurred prior to the completion of the Acquisition on August 1, 2006 relate to Mobile Services Group, Inc., as the predecessor company (the “Predecessor”). All references in this section to events or activities which occurred after completion of the Acquisition on August 1, 2006 relate to Mobile Services Group, Inc., as the successor company (the “Successor”).
For purposes of the discussions below, we combined the results of operations of the Predecessor and Successor during the twelve months ended December 31, 2006 in order to achieve a meaningful comparison of our results of operations during the periods indicated in 2005, 2006 and 2007.
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described under Item 1A, “Risk Factors.”
Overview
We are a leading international provider of portable storage products with a lease fleet of over 120,000 portable storage containers, trailers and mobile offices and 87 branch locations throughout the U.S. and U.K. We focus on leasing portable storage products, and, to complement our core leasing business, we also sell portable storage products. Our storage containers and storage trailers provide secure, convenient and cost-effective on-site storage of inventory, construction supplies, equipment and other goods. Our mobile office units provide temporary office space and employee facilities for, among other uses, construction sites, trade shows, special events and building refurbishments. During 2007, we leased or sold our portable storage products to over 45,000 customers in diverse end markets ranging from large companies with a national presence to small local businesses.
We currently have 67 branch locations in the U.S. and revenues attributable to our operations in the U.S. accounted for approximately 59%, 64% and 64% of our total revenues during the years ended December 31, 2005, 2006 and 2007, respectively. We currently have 20 branch locations in the U.K. and revenues attributable to our operations in the U.K. accounted for approximately 41%, 36% and 36% of our total revenues during the years ended December 31, 2005, 2006 and 2007, respectively.

Merger with Mobile Mini
On February 22, 2008, our Parent entered into a definitive merger agreement with Mobile Mini, Inc. of Tempe, Arizona. Our Parent and certain of its subsidiaries, including Mobile Services Group, Inc. and Mobile Storage Group, Inc., will merge into Mobile Mini in a transaction valued at approximately $701.5 million. Pursuant to the merger, Mobile Mini will assume approximately $535.0 million of our Parent’s outstanding indebtedness and will acquire all outstanding shares of capital stock of our Parent for $12.5 million in cash and shares of newly issued Mobile Mini convertible preferred stock with a liquidation preference of $154.0 million, which will be initially convertible into approximately 8.55 million shares of Mobile Mini common stock, and is redeemable at the holders’ option following the tenth year after the issue date.
Closing of the transaction is subject to approval by Mobile Mini’s stockholders, obtaining required governmental approvals, receipt of a new $1.0 billion asset-based revolving credit facility and customary closing conditions. No closing date has been set at this time. Depending on the timing of various disclosure requirements, the Mobile Mini stockholder meeting and regulatory approvals, the transaction is expected to close in June 2008. Our discussion of our business, financial conditions and results of operations in this Report does not include the anticipated effects of the combination with Mobile Mini.
Discontinued Operations
During the fourth quarter of 2006, we committed to plans to sell our Action Trailer Sales division (“Action”), thereby meeting the held-for-sale criteria set forth in Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Action is comprised of three locations in the U.S., which are primarily engaged in the business of buying and selling used trailers. In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of Action are presented separately as assets held for sale and the operating results of Action are presented within discontinued operations. Prior period financial results were reclassified to conform to these changes in presentation. The disposal of Action’s assets was completed during the third quarter of 2007.
Key Financial Measures
The following key financial measures are used by our management to operate and assess the performance of our business: revenues and costs of operations.
Revenues. Lease and lease related revenues represented approximately 82% of our total revenues during both the year ended December 31, 2006 and the year ended December 31, 2007, respectively. We derive our leasing revenues primarily from the leasing of portable storage products. Included in our lease and lease related revenues are services related to leasing such as charges for a damage waiver and lease equipment repairs. Also included in lease and lease related revenues are the fees that we charge for the delivery and pick-up of our leasing equipment to and from our customers’ premises, delivery of equipment we sell to our customers and repositioning our leasing equipment.
In addition to our lease and lease related revenues, we also generate revenues from selling containers, trailers and mobile offices to our customers. Sales represented approximately 18% of our total revenues during both the year ended December 31, 2006 and the year ended December 31, 2007, respectively. Included in our sales revenues are charges for modifying or customizing sales equipment to customers’ specifications.
Costs of Operations.
Our costs of operations consist primarily of:
•	cost of sales;

•	trucking and yard costs;

•	selling, general and administrative expenses;

•	depreciation and amortization expenses; and

•	interest expense.
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
Results of Operations
On August 1, 2006, MSG Parent and its affiliates acquired control of our capital stock. The amounts shown below for the year ended December 31, 2006 represent a combination of our results of operations for the period from January 1, 2006 to August 1, 2006 before the Acquisition (the “Predecessor”) with the results for the period from August 2, 2006 to December 31, 2006 after the Acquisition (the “Successor”).

	Predecessor		Successor	Combined	Successor
		Period	Period
	Year	from	from	Year	Year
	Ended	January 1 to	August 2 to	Ended	Ended
	December 31,	August 1,	December 31,	December 31,	December 31,
	2005	2006	2006	2006	2007
	(Dollars in thousands)
Revenues:
Lease and lease related	$143,417	$91,088	$75,596	$166,684	$192,318
Sales	35,584	22,410	14,812	37,222	40,809

Total revenues	179,001	113,498	90,408	203,906	233,127
Costs and expenses:
Cost of sales	27,114	16,223	10,289	26,512	28,784
Trucking and yard costs	44,764	27,965	23,053	51,018	58,833
Depreciation and amortization	19,471	12,191	8,223	20,414	22,216
Selling, general and administrative expenses	46,909	32,103	25,797	57,900	70,475
Management fees	400	329	29	358	—
Acquisition transaction expenses	—	40,306	—	40,306	—

Income (loss) from operations	40,343	(15,619)	23,017	7,398	52,819
Other income (expense):
Interest expense, net	(26,249)	(15,557)	(14,832)	(30,389)	(38,213)
Foreign currency translation gain (loss)	(1,386)	212	74	286	714
Loss on early extinguishment of debt	(780)	—	—	—	—
Other income (expense)	(241)	(84)	(58)	(142)	(141)

Income (loss) from continuing operations before provision (benefit) for income taxes	11,687	(31,048)	8,201	(22,847)	15,179
Provision (benefit) for income taxes	4,652	(9,240)	3,012	(6,228)	3,393

Income (loss) from continuing operations	7,035	(21,808)	5,189	(16,619)	11,786
Income (loss) from discontinued operations, net of tax provision	184	337	188	525	(1,110)

Net income (loss)	$7,219	$(21,471)	$5,377	$(16,094)	$10,676

The data shown below reflects the combined results of operations of the Predecessor and Successor during the twelve months ended December 31, 2006 in order to achieve a meaningful comparison of our results of operations during the periods indicated in 2005, 2006 and 2007. The data set forth below is expressed as a percentage of total revenues for the periods indicated. Certain amounts may not add due to rounding.

	Twelve Months Ended
	December 31,
	2005	2006	2007
Revenues:
Lease and lease related	80.1%	81.7%	82.5%
Sales	19.9	18.3	17.5

Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of sales	15.1	13.0	12.3
Trucking and yard costs	25.0	25.0	25.2
Depreciation and amortization	10.9	10.0	9.5
Selling, general and administrative expenses	26.2	28.4	30.2
Management fees	0.2	0.2	—
Acquisition transaction expenses	—	19.8	—

Income (loss) from operations	22.5	3.6	22.7
Other income (expense):
Interest expense, net	(14.7)	(14.9)	(16.4)
Foreign currency translation gain (loss)	(0.8)	0.1	0.3
Loss on early extinguishment of debt	(0.4)	—	—
Other income (expense)	(0.1)	(0.1)	(0.1)

Income (loss) before provision for income taxes and discontinued operations	6.5	(11.2)	6.6
Provision (benefit) for income taxes	(2.6)	3.1	(1.5)

Income (loss) before discontinued operations	3.9	(8.2)	5.1
Income (loss) from discontinued operations	0.1	0.3	(0.5)

Net income (loss)	4.0%	(7.9)%	4.6%

Twelve Months Ended December 31, 2007 Compared to Twelve Months Ended December 31, 2006

	Twelve Months Ended
	December 31,		Increase (Decrease)
	2006	2007	Dollars	Percent
	(Dollars in thousands)
Revenues:
Lease and lease related	$166,684	$192,318	$25,634	15.4%
Sales	37,222	40,809	3,587	9.6%

Total revenues	203,906	233,127	29,221	14.3%
Costs and expenses:
Costs of sales	26,512	28,784	2,272	8.6%
Trucking and yard costs	51,018	58,833	7,815	15.3%
Depreciation and amortization	20,414	22,216	1,802	8.8%
Selling, general and administrative expenses	57,900	70,475	12,575	21.7%
Management fees	358	—	(358)	(100.0)%
Acquisition transaction expenses	40,306	—	(40,306)	(100.0)%

Income from operations	7,398	52,819	45,421	614.0%
Interest expense, net	(30,389)	(38,213)	(7,824)	25.7%
Foreign currency translation gain	286	714	428	149.7%
Other income (expense)	(142)	(141)	1	(0.7)%

Income (loss) before provision for income taxes and discontinued operations	(22,847)	15,179	38,026	166.4%
Provision (benefit) for income taxes	(6,228)	3,393	9,621	154.5%

Income (loss) before discontinued operations	(16,619)	11,786	28,405	170.9%
Income (loss) from discontinued operations	525	(1,110)	(1,635)	(311.4)%

Net income (loss)	$(16,094)	$10,676	$26,770	166.3%

Revenues. Lease and lease related revenues during the twelve months ended December 31, 2007 amounted to $192.3 million compared to $166.7 million during the same period in 2006, representing an increase of $25.6 million or 15.4%. This was driven by an increase in our average total number of units on lease per month, which increased by 5.4% during the twelve months ended December 31, 2007 compared to the same period last year, combined with increases in price. Our lease fleet increased from 111,892 units as of December 31, 2006 to 117,417 units as of December 31, 2007 as a result of our capital expenditures and acquisition activity. Our average fleet utilization during the twelve months ended December 31, 2007 decreased to 78.3% compared to 80.2% during the same period in 2006 primarily because of (i) an overall decrease in demand for portable storage units from our retail customers as compared to the prior year, combined with (ii) the acquisitions of businesses with lower utilization rates during the fourth quarter of 2006 and during 2007.
Sales revenues during the twelve months ended December 31, 2007 amounted to $40.8 million compared to $37.2 million during the same period in 2006, representing an increase of $3.6 million or 9.6%. This was primarily due to growth in sales revenues from our U.S. operations resulting from an increase in sales of containers and trailers. Growth in the sales revenues in the U.S. was partially offset by a decline in sales revenues from our U.K. operations.
The average value of the U.S. dollar against the British pound continued to decline compared to last year. The average currency exchange rate during the twelve months ended December 31, 2007 was $2.00 to one British pound compared to $1.84 to one British pound during the same period in 2006. This fluctuation in foreign currency exchange rates resulted in an increase to our lease and lease related revenues and sales revenues from the U.K. of $5.6 million and $1.0 million, respectively, during the twelve months ended December 31, 2007 compared to the same period in 2006.
Cost of Sales. Cost of sales, which relates entirely to our sales business, increased by $2.3 million to $28.8 million during the twelve months ended December 31, 2007 compared to $26.5 million during the same period in 2006 due to higher sales revenues in 2007. Our gross profit margin from sales revenues during the twelve months ended December 31, 2007 increased to 29.5% compared to 28.8% last year mainly due to higher gross margins realized from sales of containers in the U.S. as we continue to derive more value from the modifications we perform on containers that we sell.
Trucking and Yard Costs. Trucking and yard costs increased from $51.0 million during the twelve months ended December 31, 2006 to $58.8 million during the twelve months ended December 31, 2007 due to a higher volume of business activity resulting from the growth in our core leasing business. As a percentage of lease and lease related revenue, trucking and yard costs during the twelve months ended December 31, 2007 compared to the same period in 2006 were unchanged at 30.6%.
Depreciation and Amortization. Depreciation and amortization expenses increased by $1.8 million to $22.2 million during the twelve months ended December 31, 2007 compared to $20.4 million during the same period in 2006. This is primarily due to the growth in our lease fleet resulting from our capital expenditures and acquisition activities. Depreciation and amortization decreased to 9.5% of total revenues during the twelve months ended December 31, 2007 compared to 10.0% of total revenues during the twelve months ended December 31, 2006.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the twelve months ended December 31, 2007 amounted to $70.5 million compared to $57.9 million during the twelve months ended December 31, 2006. This $12.6 million increase is primarily due to the following factors: (i) an increase in sales and marketing expenses as we continued to make investments in our sales personnel and added resources to our sales and marketing infrastructure in line with our effort to continue increasing organic growth and market expansion; (ii) an increase in administrative expenses in our U.K. operations primarily related to management consulting expenses incurred during the first six months of 2007 to assist us with management and operational initiatives we carried out to improve our U.K. business, and (iii) an increase in the stock-based compensation expense as a result of the vesting of stock options granted by our parent, MSG WC Holdings Corp., to our key employees. As a result of these factors, our selling, general and administrative expenses increased to 30.2% of total revenues during the twelve months ended December 31, 2007 compared to 28.4% of total revenues during the twelve months ended December 31, 2006.
Acquisition Transaction Expenses. These expenses were incurred during the twelve months ended December 31, 2006, in connection with the Acquisition. See Note 1 to our audited consolidated financial statements for additional information regarding these expenses.

Interest Expense. Net interest expense increased to $38.2 million during the twelve months ended December 31, 2007 compared to $30.4 million during the twelve months ended December 31, 2006. This is due to the increase in our total debt from $375.5 million as of December 31, 2006 to $426.3 million as of December 31, 2007 primarily as a result of borrowings used to finance our capital expenditures and acquisition activities during 2007. The weighted average interest rate on our total debt increased from 8.57% as of December 31, 2006 to 8.60% as of December 31, 2007.
Income Taxes. Our income tax provision for the twelve months ended December 31, 2007 was $3.4 million compared to a benefit of $6.2 million for the twelve months ended December 31, 2006, representing an increase of $9.6 million. The tax benefit for the twelve months ended December 31, 2006, was due to the net loss resulting from the Acquisition transaction costs incurred in 2006. Our overall effective tax rate was approximately 27% and 22% during 2006 and 2007, respectively. The decrease in tax rate is due to the effect of reductions in the applicable statutory federal rate from 35% in 2006 to 34% in 2007, combined with the tax rate reduction in the U.K. from 30% to 28% as a result of U.K. legislative changes.
Net Income. Net income for the twelve months ended December 31, 2007 was $10.7 million compared to a net loss of $16.1 million for the twelve months ended December 31, 2006 primarily because of the Acquisition transaction costs incurred in 2006.
Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

	Twelve Months Ended
	December 31,		Increase (Decrease)
	2005	2006	Dollars	Percent
	(Dollars in thousands)
Revenues:
Lease and lease related	$143,417	$166,684	$23,267	16.2%
Sales	35,584	37,222	1,638	4.6%

Total revenues	179,001	203,906	24,905	13.9%
Costs and expenses:
Costs of sales	27,114	26,512	(602)	(2.2)%
Trucking and yard costs	44,764	51,018	6,254	14.0%
Depreciation and amortization	19,471	20,414	943	4.8%
Selling, general and administrative expenses	46,909	57,900	10,991	23.4%
Management fees	400	358	(42)	(10.5)%
Acquisition transaction expenses	—	40,306	40,306	100.0%

Income from operations	40,343	7,398	(32,945)	(81.7)%
Interest expense, net	(26,249)	(30,389)	(4,140)	15.8%
Foreign currency translation gain (loss)	(1,386)	286	1,672	(120.6)%
Loss on early extinguishment of debt	(780)	—	780	(100.0)%
Other income (expense)	(241)	(142)	99	(41.1)%

Income (loss) before provision for income taxes and discontinued operations	11,687	(22,847)	(34,534)	(295.5)%
Provision (benefit) for income taxes	4,652	(6,228)	(10,880)	(233.9)%

Income (loss) before discontinued operations	7,035	(16,619)	(23,654)	(336.2)%
Income from discontinued operations	184	525	341	185.3%

Net income (loss)	$7,219	$(16,094)	$(23,313)	(322.9)%

Revenues. Lease and lease related revenues during 2006 amounted to $166.7 million compared to $143.4 million during 2005, representing an increase of $23.3 million or 16.2%. This was driven by an increase in our average total number of units on lease per month, which increased by 10.3% during 2006 compared to the same period last year, combined with increases in price. Our lease fleet increased from 99,414 units as of December 31, 2005 to 111,892 units as of December 31, 2006 as a result of our capital expenditures and acquisition activity. Our average fleet utilization during 2006 decreased to 80.2% compared to 82.2% during 2005 primarily because of a softer retail season this year compared to last year combined with the acquisitions of businesses during 2006 with lower utilization rates. Compared to 2005, retailers in general ordered fewer portable storage units in 2006, such orders were received later during the year and such units were utilized for a shorter period of time during 2006.

Sales revenues during 2006 amounted to $37.2 million compared to $35.6 million during 2005, representing an increase of $1.6 million or 4.6%. This was mainly due to growth in revenues from sales of containers at our U.S. operations. Growth in sales revenues in the U.S. was partially offset by a decline in sales revenues from our U.K. operations primarily because our revenues from sales of accommodation units returned to normalized levels during 2006 after an unusually high level of sales volume of accommodation units in the U.K. during 2005.
The average value of the U.S. dollar against the British pound declined during 2006 as compared to 2005. The average currency exchange rate during 2005 was $1.82 to one British pound compared to $1.84 to one British pound during 2006. This fluctuation in foreign currency exchange rates resulted in an increase to our lease and lease related revenues and sales revenues from the U.K. of $0.7 million and $0.1 million, respectively, during 2006 compared to 2005.
Cost of Sales. Cost of sales, which relates entirely to our sales business, decreased by $0.6 million to $26.5 million during 2006 compared to $27.1 million during 2005 despite higher sales revenues in 2006. Our gross profit margin from sales revenues during 2006 increased to 28.8% compared to 23.8% during 2005 period mainly due to higher gross margins realized from sales of containers in the U.S. combined with an improvement in product mix. Our sales of accommodation units in the U.K., which generally carry a lower gross margin than sales of storage containers, were lower during 2006 compared to last year.
Trucking and Yard Costs. Trucking and yard costs increased from $44.8 million during 2005 to $51.0 million during 2006 due to a higher volume of business activity resulting from the growth in our core leasing business. As a percentage of lease and lease related revenue, trucking and yard costs decreased to 30.6% during 2006, compared to 31.2% during 2005 because of gains in operating efficiency combined with the improvement in operating leverage we realized from higher leasing revenues over the fixed portion of our trucking and yard costs.
Depreciation and Amortization. Depreciation and amortization expenses increased by $0.9 million to $20.4 million during 2006 compared to $19.5 million during 2005 period due to the continued growth in our lease fleet resulting from our capital expenditures and acquisition activity, as well as higher amortization expenses related to the amortization of other intangible assets recorded as a result of the Acquisition. Depreciation and amortization decreased to 10.0% of total revenues during 2006 compared to 10.9% of total revenues during 2005 due to the growth in our revenues.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during 2006 amounted to $57.9 million compared to $46.9 million during the same period in 2005. This $11.0 million increase is primarily due to the following factors: (i) an increase in sales and marketing expenses as we added sales personnel and other resources to our sales infrastructure to continue to increase organic growth and market expansion; (ii) higher sales commissions paid as a result of higher revenues and (iii) the expensing of stock options effective in January 2006 in accordance with SFAS No. 123(R), “Share-Based Payment,” resulting in $2.4 million of additional compensation expense recorded during 2006. As a percentage of total revenue, selling, general and administrative expenses increased to 28.4% during 2006 compared to 26.2% during 2005 primarily because of the additional investment in resources we have made into our sales and marketing infrastructure since the first half of 2005, combined with the compensation expense related to stock options recognized during 2006.
Acquisition Transaction Expenses. These expenses were incurred during the twelve months ended December 31, 2006, in connection with the Acquisition. See Note 1 to our audited consolidated financial statements for additional information regarding these expenses.
Interest Expense. Net interest expense increased to $30.4 million during 2006 compared to $26.2 million during 2005. This is due to the increase in our total debt from $250.2 million as of December 31, 2005 to $375.5 million as of December 31, 2006 as a result of new debt obligations we incurred under our new capital structure in connection with the Acquisition, combined with borrowings to finance capital expenditures and acquisition activity completed during 2006. This was partially offset by a reduction in the weighted average interest rate on our debt obligations under our post-Acquisition capital structure. Our weighted average interest rate decreased to 8.6% as of December 31, 2006 compared to 9.5% prior to our debt refinancing as of December 30, 2005.

Foreign Currency Translation. Ravenstock MSG, our U.K. subsidiary, has certain U.S. dollar-denominated debt, including short term intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded as foreign currency translation gain or loss in our consolidated statements of income. We incurred a foreign currency translation gain of $0.3 million during 2006 compared to a loss of $1.4 million during 2005 due to fluctuations in foreign currency exchange rates.
Income Taxes. Our income tax provision decreased by $10.9 million from a provision of $4.7 million during 2005 to a benefit of $6.2 million during 2006 due to pretax losses generated in 2006 as a result of the Acquisition transaction expenses incurred in the amount of $40.3 million. Our overall effective tax benefit rate declined to 27.3% during 2006 from an effective tax provision rate of 39.8% during 2005 as a result of certain non-deductible amounts included in the Acquisition transaction expenses.
Net Income (Loss). We had a net loss of $16.1 million during 2006 compared to net income of $7.2 million during 2005 primarily due to the $40.3 million of Acquisition transaction expenses which were incurred during 2006, net of the related income tax benefit.
Non-GAAP Measures
EBITDA and adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.
EBITDA is a non-GAAP measure, which we define as earnings before interest expense, income taxes and depreciation and amortization. We calculate adjusted EBITDA by adjusting EBITDA to eliminate the impact of certain items we do not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of EBITDA and adjusted EBITDA. Our presentation of EBITDA and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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

The following is a reconciliation of net income to EBITDA and to adjusted EBITDA:

			Period from	Period from
			January 1, 2006	August 2, 2006	Year ended
	Year Ended December 31,		to August 1,	to December 31,	December 31,
	2004	2005	2006	2006	2007
	Predecessor	Predecessor	Predecessor	Successor	Successor
	(Dollars in thousands)

Net income (loss)	$3,820	$7,219	$(21,471)	$5,377	$10,676
(Income) loss from discontinued operations	(451)	(184)	(337)	(188)	1,110

Net income (loss) from continuing operations	3,369	7,035	(21,808)	5,189	11,786
Interest expense, net	23,096	26,249	15,557	14,832	38,213
Provision (benefit) for income taxes	2,539	4,652	(9,240)	3,012	3,393
Depreciation and amortization	14,502	19,471	12,191	8,223	22,216

EBITDA from continuing operations	43,506	57,407	(3,300)	31,256	75,608
Foreign currency translation (gain) loss(a)	(1,013)	1,386	(212)	(74)	(714)
Loss on early extinguishment of debt(b)	—	780	—	—	—
Other (income) expense	(270)	241	84	58	141
Non-cash stock option expense(c)	—	—	700	1,662	3,168
Management and board fees(d)	484	477	388	—	—
Workers’ compensation adjustments(e)	261	660	—	—	—
Non-cash asset impairment charge(f)	9,155	—	—	—	—
Acquisition transaction expenses(g)	—	—	40,306	—	—

Adjusted EBITDA from continuing operations	$52,123	$60,951	$37,966	$32,902	$78,203

(a)	Represents adjustments arising from differences in exchange rates from period to period when U.S. dollar-denominated borrowings of our foreign subsidiaries are remeasured at each reporting date using the local currency as the functional currency.

(b)	Represents the incurrence of loss on early extinguishment of debt for the write-off of the remaining unamortized deferred loan costs and the payment of prepayment penalties related to the refinancing of our revolving credit facility in December 2005.

(c)	Represents recognition of the cost of all share-based payments to employees, including grants of employee stock options, based on fair values as required by SFAS No. 123(R) adopted by us effective on January 1, 2006. We estimate the fair value of employee share options using option-pricing models and adjust these estimates throughout the year.

(d)	Represents: (i) management fees paid to our previous equity sponsor which we do not pay to our new equity sponsor and (ii) board fees paid to our previous Board of Directors in excess of what we pay our new Board of Directors.

(e)	Represents payments of retroactive supplemental insurance premiums for claims occurring in the period in which the adjustment is made but actually paid in a subsequent period and deduction of the expense of such premium in the period it was actually paid.

(f)	Represents an impairment charge resulting from the identification of specific lease fleet and property and equipment to be held for sale. Their value was impaired using a comparison of estimated fair market value, which was based upon then current estimates of selling prices or scrap values, less selling costs, compared to the carrying value.

(g)	Represents expenses incurred in connection with the Acquisition. See Note 1 to our audited consolidated financial statements for additional information regarding these expenses.

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

	Twelve Months Ended December 31,
	2005	2006	2007
	(Dollars in thousands)

Net cash provided by operating activities	$35,195	$45,902	$42,768

Net cash used in investing activities	$(42,598)	$(394,418)	$(77,397)

Net cash provided by financing activities	$9,349	$348,092	$35,547

Operating Activities. Net cash provided by operating activities during the twelve months ended December 31, 2007 of $42.8 million primarily relates to income from continuing operations of $11.8 million, provision for doubtful accounts of $1.6 million, non-cash interest expense of $3.3 million, depreciation and amortization of $22.2 million, deferred income taxes of $3.0 million, stock-based compensation of $3.2 million, net cash provided by operating activities of discontinued operations of $7.4 million, and a $9.0 million net decrease in working capital. Net cash provided by operating activities during the twelve months ended December 31, 2006 of $45.9 million primarily relates to the loss from continuing operations of $16.6 million, prepayment penalty on the repayment of subordinated notes of $11.5 million, non-cash interest expense of $3.2 million, depreciation and amortization of $20.4 million, deferred income taxes of $(8.0) million, stock-based compensation of $4.7 million, accrued Acquisition transaction expense of $17.2 million, and a $4.2 million net increase in working capital.
Investing Activities. Net cash used in investing activities primarily relates to acquisitions of businesses and capital expenditures. Payments for businesses acquired, net of cash acquired amounted to $31.0 million and $20.9 million during the twelve months ended December 31, 2007 and 2006, respectively. We incurred net capital expenditures totaling $46.4 million and $39.2 million during the twelve months ended December 31, 2007 and 2006, respectively. During the twelve months ended December 31, 2006, we also incurred expenditures of $317.1 million in connection with the acquisition of the Predecessor company and paid $17.2 million in transaction fees relating to this acquisition.
Financing Activities. Net cash provided by financing activities mainly relates to borrowings or payments on long-term debt under our debt agreements, and preferred stock redemptions and dividend payments under our pre-Acquisition capital structure. Our net cash provided by financing activities of $35.5 million during the twelve months ended December 31, 2007 primarily relates to net borrowings from our New Credit Facility during 2007. Our net cash provided by financing activities of $348.1 million during the twelve months ended December 31, 2006 mainly relates to $168.6 million in net borrowings from our new credit facility and $263.3 million of equity contributions, combined with the $200.0 million proceeds from the issuance of the Notes, $192.3 million repayment of borrowings made under the Bank of America credit facility and $83.2 million redemption of our subordinated notes.

Our cash position and debt obligations as of December 31, 2005, 2006 and 2007, are shown below and should be read in conjunction with our consolidated financial statements and notes thereto included in this Report.

	December 31,
	2005	2006	2007
	(Dollars in thousands)

Cash and cash equivalents	$—	$1,469	$2,331

Debt obligations	$250,247	$375,535	$426,340

We believe that our cash flow provided by operations will be adequate to cover our 2008 working capital needs, debt service requirements and a certain portion of our planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. We expect to finance certain of our capital expenditure requirements under our credit facilities.
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
Credit Facilities and Financing
New Credit Facility
In connection with the Acquisition on August 1, 2006, we entered into the New Credit Facility. The New Credit Facility is a 5-year senior secured, asset-based revolving credit facility providing for loans of up to $300 million, subject to specified borrowing base formulas, of which the dollar equivalent of up to £85 million can be drawn in borrowings denominated in British pounds and may be borrowed (and re-borrowed) by Ravenstock MSG for use in our U.K. operations. We may also incur up to $50 million of additional senior secured debt under the New Credit Facility, subject to the consent of the joint-lead arrangers under the New Credit Facility, the availability of lenders willing to provide such incremental debt and compliance with the covenants and certain other conditions under the New Credit Facility. On August 1, 2006, $162 million was drawn on the New Credit Facility, including £37.7 million drawn under the U.K. borrowing sublimit. As of December 31, 2007, our aggregate borrowing capacity pursuant to the borrowing base under the New Credit Facility amounted to $81.3 million, net of the $218.7 million in outstanding borrowings as of December 31, 2007.
Senior Notes
We issued $200 million of Notes on August 1, 2006 in connection with the Acquisition. Interest on the Notes accrues at a rate of 9 3/4% per annum and is payable on February 1 and August 1 of each year. We paid the interest on our Notes as they became due, which amounted to a $9.8 million payment each on February 1, 2007, August 1, 2007, and February 1, 2008. The Notes mature on August 1, 2014. The Notes are senior unsecured obligations and are guaranteed by all of our current and future domestic subsidiaries, except for certain immaterial domestic subsidiaries. Such Notes and guarantees are effectively junior to all of the Company’s secured indebtedness to the extent of the collateral securing such indebtedness. The Notes are not guaranteed by any of the Company’s foreign subsidiaries and are structurally subordinated to the indebtedness and other liabilities of such non-guarantor subsidiaries.
Subordinated Notes
On August 1, 2006, our parent company, MSG WC Holdings Corp., issued $90 million in aggregate principal amount of subordinated notes to WCAS Capital Partners IV, L.P., an affiliate of Welsh Carson, and a strategic co-investor. The proceeds of the subordinated notes were contributed to us in the form of common equity capital and were used to fund the Acquisition.

The subordinated notes mature on February 1, 2015 and are structurally and contractually subordinated to the New Credit Facility and the Notes. The subordinated notes are unsecured and do not possess the benefit of a guarantee. The subordinated notes accrue interest on a payment-in-kind, non-cash basis at 12.0% per annum for the first two years. Thereafter, interest will be payable quarterly at 10.0% per annum subject to the terms of the New Credit Facility and the Notes. If our parent is prohibited from making cash interest payments, interest will continue to accrue on a payment-in-kind, non-cash basis at 12.0% per annum.
Contractual Obligations
Our future contractual obligations as of December 31, 2007 are as follows:

	Payments Due by Period
		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	years
	(Dollars in thousands)
Debt (1)	$419,683	$199	$510	$218,933	$200,041
Capital lease obligations	6,657	1,310	2,836	2,069	442
Interest on debt and capital lease obligations (2)	129,843	20,002	39,687	39,246	30,908
Operating leases	28,228	7,197	10,401	5,270	5,360

Total	$584,411	$28,708	$53,434	$265,518	$236,751

(1)	Principal payments are reflected when contractually required and no early paydowns are reflected.

(2)	Estimated interest for debt for all periods presented is calculated using the interest rate effective as of December 31, 2007 of (i) 7.52% weighted average interest rate on borrowings under the new credit facility and (ii) 9.75% on the Senior Notes. Capital lease interest is based upon contractually agreed upon amounts.
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements.
Seasonality
Demand from some of our customers can be seasonal. Demand from our construction customers tends to be higher in the second and third quarters when the weather is warmer. Demand from our larger retail customers is stronger in the fourth quarter as these customers prepare to store higher levels of inventories for the holiday season. The units leased to our retail customers tend to be returned in the first quarter of the following year, leading to lower utilization rates and rental revenues during this period.
Critical Accounting Policies
The preparation of our financial statements, in accordance with generally accepted accounting principles (“GAAP”), requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
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
Goodwill and Other Intangible Assets. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets be reviewed for impairment at least annually. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the required impairment tests of goodwill and indefinite-lived intangible assets as of October 1, 2005, 2006 and 2007. Based on these tests, we determined that no impairment related to goodwill and indefinite-lived intangible assets exist.
Other intangible assets with finite useful lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of noncompete covenants and customer relationships which are amortized over the expected period of benefit which range from five to ten years. Noncompete covenants are amortized using the straight-line method while customer relationships are amortized using an accelerated method that reflects the related customer attrition rates.
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
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial position and results of operations. See Note 7 — “Income Taxes” to our consolidated financial statements included in this Report for further discussion.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements. Because Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. We do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”, which replaces SFAS No 141. SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes some significant changes to existing accounting practices for acquisitions. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. We are currently evaluating the impact SFAS 141R will have on our future business combinations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates, especially U.S. LIBOR and U.K. LIBOR applicable to the New Credit Facility, and from fluctuations in foreign currency exchange rates as a result of our operations in the U.K.
Interest Rate Risks
Outstanding balances under the new Credit Facility bear interest at a variable rate based on a margin over LIBOR. The New Credit Facility permits us to draw funds by taking out LIBOR contracts at varying maturities. LIBOR contracts are fixed rate instruments for a period of between one and six months, entered into at our discretion, provided that the New Credit Facility does not permit more than six such contracts to be outstanding in each of the U.S. and U.K. at any one time. Our portfolio of LIBOR contracts vary in length and interest rate. Any adverse change in interest rates could affect our overall borrowing rate when LIBOR contracts are renewed. Given the amounts outstanding under the New Credit Facility at December 31, 2007, a hypothetical 1% increase in the U.S. LIBOR and U.K. LIBOR from the applicable rates at December 31, 2007 would increase our net interest expense by approximately $2.2 million on an annual basis and would therefore decrease both our earnings and cash flow for that annual period.
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

We believe that inflation has not had a material effect on our results of operations. However, an inflationary environment could materially increase interest rates on our floating rate debt which, as of December 31, 2007, comprised approximately 51% of our total indebtedness. The price of portable storage units for our fleet purchases could also increase in such an environment.
Foreign Currency Risks
We are also subject to market risks resulting from fluctuations in foreign currency exchange rates as a result of our operations outside of the U.S. During both the years ended December 31, 2006 and December 31, 2007, we derived approximately 36% of our total revenues from our operations in the U.K. We estimate that a 10% decrease in the U.S. dollar versus the British pound would have increased our revenues for the years ended December 31, 2006 and December 31, 2007, by approximately $7.3 million and $8.3 million, respectively, or approximately 4% of total revenues in both years. Currently, revenues and expenses of our operating subsidiary, Ravenstock MSG, in the U.K. are recorded in British pounds, which is the functional currency for this subsidiary.
We are exposed to market risks related to foreign currency translation caused by fluctuations in foreign currency exchange rates between the U.S. dollar and the British pound. We seek to limit exposure to foreign currency transactional losses from our U.K. operations by denominating revenues and expenses of our U.K. subsidiary in its functional currency. The assets and liabilities of our U.K. subsidiary are translated from the British pound into the U.S. dollar at the exchange rate in effect at each balance sheet date, while income statement amounts are translated at the average rate of exchange prevailing during the reporting period. A strengthening of the U.S. dollar against the British pound could, therefore, reduce the amount of cash and income we receive and recognize from our U.K. operations. As foreign exchange rates vary, our results of operations and profitability may be harmed. The effect of foreign currency translation risks caused by foreign currency exchange rate fluctuations between the U.S. dollar and the British pound on our operating results for the year ended December 31, 2006 and the year ended December 31, 2007 was not insignificant. As a result of fluctuations in foreign currency exchange rates, our total revenues increased by approximately $0.9 million and $6.6 million during the year ended December 31, 2006 and the year ended December 31, 2007, respectively, relative to the comparable prior period. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the potential volatility of currency exchange rates. To the extent we expand our business into other countries, we anticipate that we will face similar market risks related to foreign currency translations caused by exchange rate fluctuations between the U.S. dollar and the currencies of those countries. We do not currently engage in foreign currency exchange hedging transactions to manage our foreign currency exposure. If and when we do engage in foreign currency exchange hedging transactions, we cannot assure you that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the consolidated financial statements, together with the auditors’ report thereon, beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.
ITEM 9A. CONTROLS AND PROCEDURES
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, these disclosure controls and procedures were effective.
Internal Control over Financial Reporting
We are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting for that purpose.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors, executive officers and key employees, their ages, their positions and a brief description of their business experience as of March 14, 2008 are as follows:

Name	Age	Position(s)
Douglas Waugaman	49	President, Chief Executive Officer and Director
Sanjay Swani	41	Chairman of the Board of Directors
Jerry Vaughn	63	Executive Vice President—Administration
Allan Villegas	38	Chief Financial Officer
William Armstead	44	Regional Vice President—Southwest Region, Pacific Northwest Region and Pacific Southwest Region, Mobile Storage
Jody Miller	40	Regional Vice President—Southeast Region and North Region, Mobile Storage
Ronald Halchishak	60	Managing Director—Ravenstock MSG
Ronald Valenta	49	Director
James Robertson	49	Director
Anthony de Nicola	43	Director
Michael Donovan	31	Director
James Martell	53	Director
Douglas Waugaman has served as our President and Chief Executive Officer since March 2003. Mr. Waugaman served as the Managing Director of Ravenstock MSG from October 2004 to July 2007. Mr. Waugaman served as the President and Chief Executive Officer of Petropac Solutions, Inc. from April 2002 to January 2003, as the Chief Financial Officer of Galtronics, Inc. from October 2001 to March 2002 and as the President and Chief Operating Officer of Rental Service Corporation from April 1999 to March 2001. Mr. Waugaman graduated with a B.S. from Miami University.
Sanjay Swani became the Chairman in August 2006. Mr. Swani is a general partner of Welsh Carson. Mr. Swani joined Welsh Carson in 1999 and focuses on investments in the information and business services industries. Prior to joining Welsh Carson, Mr. Swani was a Director with Fox, Paine & Company, a San Francisco-based private equity firm from 1998 to 1999. Mr. Swani also spent four years in the Mergers, Acquisitions & Restructuring Department and two years in the Debt Capital Markets Department of Morgan Stanley Dean Witter & Co. Mr. Swani graduated from Princeton University in 1987 and earned concurrent degrees from Harvard Law School and the MIT Sloan School of Management in 1994.
Jerry Vaughn has served as our Executive Vice President—Administration since November 2006. Mr. Vaughn served as the Senior Vice President—Chief Financial Officer of Valor Communications Group, Inc. from October 2005 to July 2006 and as the Chief Financial Officer of U.S. Unwired, Inc. from June 1999 to August 2005. Mr. Vaughn graduated with a B.A. from Indiana State University and earned an M.B.A. from the University of Michigan.
Allan Villegas has served as our Chief Financial Officer since November 2005. Mr. Villegas served as Corporate Controller of American Reprographics Company from November 1998 to November 2005. From 1993 to 1998, Mr. Villegas was with the accounting firm of Ernst & Young LLP in Los Angeles and served most recently as Audit Manager. Mr. Villegas is a certified public accountant and graduated with a B.S. in Business Administration from California State University of Los Angeles.
William Armstead has been the Regional Vice President—Southwest Region since September 2004, the Regional Vice President—Pacific Southwest Region since February 2006 and the Regional Vice President—Pacific Northwest since February 2007 . Prior to joining us Mr. Armstead served as the District Manager of Rental Service Corporation. Mr. Armstead worked for Rental Service Corporation from July 1987 to September 2004. Mr. Armstead attended Colorado State University. Mr. Armstead has been working in the equipment leasing and portable storage industry for 30 years.

Jody Miller has been the Regional Vice President—Southeast Region and North Region since March 2004. Prior to joining us Mr. Miller served as the Regional Vice President of Rental Service Corporation. Mr. Miller worked at Rental Service Corporation from October 1988 to February 2004. Mr. Miller graduated from Central Missouri State University with a degree in construction engineering. Mr. Miller has been working in the equipment leasing and portable storage industry for 20 years.
Ronald Halchishak has been the Managing Director of Ravenstock MSG since July 2007. From January 2007 to July 2007 he served as a consultant to Ravenstock MSG, and from June 2003 to January 2007 he served as the Vice President of the Mid-Atlantic for Nations Rent. Prior to that position, Mr. Halchishak served as the Division President at Rental Service Corporation from June 1991 to March 2001. Mr. Halchishak graduated from Humboldt State University with a B.A. in political science and psychology. Mr. Halchishak has been working in the equipment leasing business for 29 years.
Ronald Valenta has served as a member of the Board of Directors since 1998. From March 2003 to August 2006, Mr. Valenta served as Chairman of the Board of Directors of Mobile Storage. Mr. Valenta has served as the Chief Executive Officer, Chief Financial Officer, Secretary and Director of General Finance Corp. from October 2005 to the present. Mr. Valenta served as our President and Chief Executive Officer from 1988 to March 2003. Ernst & Young LLP recognized Mr. Valenta as one of its Entrepreneurs of the Year in 2000. From 1985 to 1989, Mr. Valenta was a Senior Vice President with Public Storage, Inc. From 1980 to 1985, Mr. Valenta was with the accounting firm of Arthur Andersen & Co. in Los Angeles. He graduated with a B.S. from Loyola Marymount University.
James Robertson has served as our Director since 1988 Mr. Robertson served as our Executive Vice President from December 2001 to July 2006. Mr. Robertson served as the Interim Chief Financial Officer from June 2001 to May 2002. From 1985 to 1989 Mr. Robertson was a Vice President with Public Storage, Inc. From 1981 to 1985, Mr. Robertson was with the accounting firm of Coopers and Lybrand in Los Angeles. Mr. Robertson graduated with a B.S. from Loyola Marymount University.
Anthony de Nicola became a director in August 2006. Mr. de Nicola is a general partner of Welsh Carson. Mr. de Nicola joined Welsh Carson in 1994, and since 2000, has served on Welsh Carson’s Management Committee and, subsequently, its Executive Committee. He has led Welsh Carson’s activities in the information and business services and communications industries. He is currently a board member of Centennial Communications, Titan Outdoor, Local Insight Media, OHL Logistics and Transfirst. Mr. de Nicola earned his BA degree from DePauw University where he graduated summa cum laude with an economics major in 1986. He also earned an M.B.A. with distinction from Harvard Business School in 1990.
Michael Donovan became a director in August 2006. Mr. Donovan is a principal at Welsh Carson. Mr. Donovan joined Welsh Carson in 2001 and focuses on investments in the information and business services and healthcare industries. Prior to joining Welsh Carson, Mr. Donovan worked at Windward Capital Partners from 2000 to 2001 and in the investment banking division of Merrill Lynch from 1998 to 2000. Mr. Donovan earned his BA degree from Yale College.
James Martell became a director on August 28, 2006. Since 2005, Mr. Martell has served as Non-Executive Chairman of Ozburn-Hessey Logistics, a portfolio company of Welsh Carson. Mr. Martell served as the President and Chief Executive Officer of SmartMail from 1999 to 2004. Prior to SmartMail, Mr. Martell served as the Chief Executive Officer of the Americas for Union Transport Service. Mr. Martell graduated from Michigan Technological University with a B.S. in Business Administration.
Board of Directors
Our business and affairs are managed under the direction of our board of directors. Our board is comprised of seven directors and Mr. Swani serves as the Chairman. Welsh Carson and certain affiliated funds currently have the power to control our affairs and policies. Welsh Carson and affiliated funds also control the election of our directors. A majority of the members of our Board of Directors are representatives of Welsh Carson. See “Risk Factors—Risks Relating to our Business—We are owned by Welsh Carson and their interests as equity holders may conflict with yours as a creditor” and “Certain Relationships and Related Party Transactions.”

Board Committees; Independence
Our board of directors has four standing committees: an audit committee, a compensation committee, a nominating committee and an executive committee.
The following is a brief description of our committees.
Audit Committee. The audit committee selects our independent auditors, reviews our internal accounting procedures, monitors compliance with our code of ethics and reports to the board of directors with respect to other auditing and accounting matters, the scope of annual audits, fees to be paid to our independent auditors and the performance of our independent auditors. The audit committee consists of Mr. Donovan (Chairman) and Mr. Robertson.
As we do not have publicly traded equity outstanding, we are not required to have an audit committee financial expert. Accordingly, our Board of Directors has not made a determination as to whether it has an audit committee financial expert.
Compensation Committee. The compensation committee administers our stock incentive and other employee benefit plans and is responsible for determining the compensation, including stock option grants, we provide to our executive officers. The compensation committee consists of Mr. Swani (Chairman) and Mr. Donovan.
Nominating Committee. The nominating committee considers and recommends nominees for the board of directors. The nominating committee consists of Mr. Swani (Chairman) and Michael Donovan.
Executive Committee. The stockholders agreement requires that the board of directors establish and at all times maintain an Executive Committee consisting of five directors, composed of (i) our chief executive officer, (ii) a director designated by Welsh Carson, (iii) a director designated by WCAS Capital Partners IV, L.P. and (iv) two directors designated by the holders of a majority of the common stock held by the Welsh Carson stockholders. The current members of the Executive Committee are Messrs. Waugaman, Swani, Donovan, de Nicola and Martell. The approval of the Executive Committee is required for certain non-ordinary course actions by us and our subsidiaries.
Officers
Our officers are appointed by our board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.
Code of Business Conduct and Ethics
We have adopted a Code of Ethics applicable to all employees, officers and directors, including our Chief Executive Officer, our Chief Financial Officer and our controller, which is designed to promote honesty and ethical conduct, fair dealing and full compliance with all laws and regulations that affect our business. A copy of this code, including any amendments or waivers that are required to be disclosed, can be accessed on our Internet web site (www.mobilestorage.com) under the “Code of Ethics” section of the “About Us” page. We will provide a printed copy of our Code of Ethics upon request made by writing to us at Mobile Storage Group, Attention: Chief Financial Officer, 700 N. Brand Boulevard, 10th Floor, Glendale, CA 91203.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Report
The Compensation Committee of the Board of Directors (the “Committee”) of the Company has reviewed and discussed the Compensation Discussion and Analysis section (the “CD&A”) required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Committee recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.
THE COMPENSATION COMMITTEE
Sanjay Swani (Chairman)
Michael Donovan
Compensation Discussion and Analysis
Overview
On August 1, 2006, MSG Parent acquired all of the capital stock of Mobile Services pursuant to the Merger Agreement. MSG Parent is a holding company that is owned by Welsh Carson, certain other investors and members of our management team. Our current executive officers, Messrs. Waugaman, Vaughn, Villegas, Miller, Armstead and Halchishak, are responsible for matters of company policy and are our “Named Executive Officers.”
Prior to the Acquisition, we followed the established compensation approval guidelines put in place by our Compensation committee. The Compensation committee adopted executive compensation programs to align the interests of executives with stockholders by rewarding executives for the achievement of long-term and strategic goals which were reevaluated each year. All compensation decisions regarding the Chief Executive Officer were approved by the Compensation committee. Compensation decisions for the other Named Executive Officers were approved by the Compensation committee. After the Acquisition, our Board of Directors created a Compensation committee to assist it in fulfilling its responsibility to stockholders with respect to the oversight of the policies and programs that govern all aspects of the compensation of our executive officers. The Compensation committee created and will continue to review our compensation philosophy and approve all elements of our compensation program for our executive officers. We also negotiated compensation arrangements with our Chief Executive Officer and our chief administrative officer, and the compensation paid to these executive officers reflects the negotiations between these executive officers and us.
Our board of directors consists of six non-employee directors, three of whom are employed by affiliates of Welsh Carson, and one employee director, Mr. Waugaman, our Chief Executive Officer. The Compensation Committee consists of Sanjay Swani and Michael Donovan, who are employed by affiliates of Welsh Carson. Messrs. Swani and Donovan are responsible for the oversight, implementation and administration of all of our executive compensation plans and programs.
Compensation Policies and Practices
The primary objectives of our executive compensation program are to:

•	attract and retain the best possible executive talent,

•	achieve accountability for performance by linking annual cash and long-term incentive awards to achievement of measurable performance objectives, and

•	align executives’ incentives with stockholder value creation.
We design and implement our executive compensation programs to encourage our executive officers to operate the business in a manner that enhances stockholder value. An objective of our compensation program is to align interests of our executive officers with our stockholders’ short and long-term interests by providing a significant portion of our executive officers’ compensation through equity-based awards. In addition, a substantial portion of our executives’ overall compensation is tied to our financial performance, specifically EBITDA targets. Our compensation philosophy provides for a direct relationship between compensation and the achievement of our goals and seeks to include management and upside rewards. Prior to determining any compensation package or reward, the compensation committee considers the impact of accounting and tax treatment of each particular compensation package or award, including the accounting for and tax treatment of stock options.

We seek to achieve an overall compensation program that provides foundational elements such as base salary and benefits that are generally competitive with the median marketplace as well. Our executive compensation consists of the following components
•	base salary,

•	annual cash-based incentive awards,

•	long-term incentive awards – stock option grants; and

•	employee benefits and other perquisites.
Compensation Setting Process
We just completed our first, full fiscal year since the Acquisition in August 2006. All of our compensation practices that were in place prior to the Acquisition were established by our former parent company. In connection with the Acquisition, the compensation committee recommended to the board of directors and the board of directors approved several changes to our executive compensation program during August 2006. MSG Parent established the MSG WC Holdings Corp. 2006 Stock Option Plan (the “2006 Stock Option Plan”), the MSG WC Holdings Corp. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) and the MSG WC Holdings Corp. 2006 Employee Stock Option Plan (the “2006 Employee Stock Option Plan”) for the benefit of, and to incentivize, our officers, directors and other employees and independent contractors of Mobile Storage in the U.S. and of Ravenstock MSG Limited in the U.K. The Compensation committee of MSG Parent also approved the 2007 U.S. Corporate Incentive Plan to more heavily weight the achievement of financial targets in determining executive officers’ compensation and the 2007 U.K. Special Incentive Plan to encourage the achievement of certain financial goals by Ravenstock MSG. None of these plans have been approved by stockholders.
The compensation committee approves or recommends to the board for approval all compensation decisions for the Named Executive Officers, including the grant of equity awards. The compensation committee annually reviews and approves or recommends to the board for approval the compensation decisions with respect to the Named Executive Officers to help ensure that such persons are fairly compensated based upon their performance and contribution to our growth and profitability and that such compensation decisions support our objectives and stockholder interests.
All of our Named Executive Officers are subject to an employment agreement with us. Under the terms of the employment agreements, the compensation committee annually reviews and may adjust the respective employee’s annual base salary and short- and long-term incentive award opportunities. For additional information regarding the employment agreements, see “—Employment Agreements” below.
Benchmarking and Peer Group
To date, we have not engaged in the benchmarking of executive compensation but we may do so in the future. Each member of our compensation committee is employed by an affiliate of Welsh Carson, our principal stockholder. Welsh Carson focuses its investment activity exclusively in two industries: information and business services and healthcare. We gather information regarding compensation through our review of publicly available information from competitors within the portable storage and similar industries and through our compensation committee’s experience with Welsh Carson’s affiliated portfolio companies.
In setting executive compensation, our compensation committee reviews the peer group compensation information, our existing compensation levels and our past compensation philosophies in implementing the base salary, short-term cash-based incentive award opportunities and long-term equity-based incentive award opportunities for the Named Executive Officers.

In setting compensation for our chief executive officer, one of the factors considered by our compensation committee is the data on compensation paid to similarly situated executive officers of the companies comprising the peer group. Our compensation committee also considers various other factors, such as the term of the existing employment agreement, the minimum short-term cash-based incentive award and long-term equity-based incentive award opportunities set forth in the employment agreement, rights upon termination of employment set forth in the employment agreement and our long- term incentive compensation plans, and restrictive covenants set forth in the employment agreement and award agreements under our long-term incentive compensation plans.
Compensation Program Components
Base Salary
Base salary is established based upon the experience, skills, knowledge and responsibilities required of the executive officers in their respective roles. We considered a number of factors in establishing base salaries of the executive officers, including the years of service of the individual, the individual’s duties and responsibilities, the ability to replace the individual, base salary at the individual’s prior employment and market data for similar positions with competitive companies. We gather information to assess these factors through recruitment and search consultants and through our directors’ experience with Welsh Carson’s affiliated portfolio companies. We seek to maintain base salaries that are competitive with the marketplace to allow us to attract and retain executive talent.
Salaries for executive officers are reviewed on an annual basis, at the time of promotion or other change in level of responsibilities, as well as when competitive circumstances may require review. Increases in salary are based upon an evaluation of several factors, including an individual’s level of responsibility, performance and level of compensation compared to comparable companies, including companies owned by Welsh Carson affiliates. In January 2006, we raised the base salary of our chief executive officer by $50,000 to $350,000 to make his base salary competitive with salaries for chief executive officers of companies of comparable size to Mobile Storage.
Cash-Based Incentive Awards
The compensation committee has the authority to award discretionary annual bonuses to our executive officers under the terms of our 2007 U.S. Corporate Incentive Plan and the 2007 U.K. Special Incentive Plan, each of which were adopted by our board of directors in February 2007. These plans were adopted to reward the achievement of defined financial goals that fit within our strategic plans. The compensation committee will continue to have the authority to award bonuses, set the terms and conditions of those bonuses and take all other actions necessary for the plans’ administration. These awards are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic and financial factors such as achieving industry leading growth, providing superior customer service and creating an employee driven organization. We believe that linking executive compensation to the achievement of certain goals increases accountability and clear criteria for executive compensation are established.
Under our 2007 U.S. Corporate Incentive Plan and the 2007 U.K. Special Incentive Plan, for each fiscal year, the compensation committee will select the terms and conditions applicable to any award granted under the plan and a participant will be eligible to receive an award under the plan in accordance with such terms and conditions. Awards will be paid in cash and will generally be paid in the first quarter following completion of the annual audit for the prior given fiscal year. The actual amount of discretionary bonus will be determined following a review of each executive’s individual performance and contribution to our strategic goals. Neither plan fixes a minimum or maximum payout for any executive officer’s annual discretionary bonus.
Pursuant to their employment agreement, each executive officer is eligible for a discretionary annual bonus up to an amount equal to a specified percentage of such executive’s salary. However, the Compensation committee may increase the discretionary annual bonus paid to our executive officers, and the discretionary bonus awarded to certain officers in 2007 for performance in 2007 if financial goals are met or if individual initiatives are advanced or completed. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals for the most recently completed fiscal year, which is conducted during the first quarter of each fiscal year. The compensation committee has not fixed a maximum payout for any executive officer’s annual discretionary bonus.

Long-Term Equity Compensation
We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. Our stock compensation plans have been established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders. The compensation committee believes that the use of stock and stock-based awards offers the best approach to achieving our compensation goals. We have not adopted stock ownership guidelines, and our stock compensation plans have provided the principal method for our executive officers to acquire equity interests in us. We believe that the annual aggregate value of these awards should be set near levels for comparable companies in the portable storage industry.
Our 2006 Stock Option Plan, 2006 Stock Incentive Plan and 2006 Employee Stock Option Plan are intended to (i) optimize our profitability and growth through long-term incentives that are consistent with our goals and that link the interests of participants to those of our stockholders, (ii) provide participants with an incentive for excellence in individual performance, (iii) provide flexibility to help us motivate, attract and retain the services of participants who make significant contributions to our success, and (iv) allow participants to share in our success. Our compensation committee administers these equity compensation plans, including selecting award recipients, setting the exercise price, if any, of awards, fixing all other terms and conditions of awards, and interpreting the provisions of these equity compensation plans
Types of Awards—Our compensation committee has the authority to grant various types of awards to employees under the 2006 Stock Option Plan. These types of awards include:
•	Performance Shares and Performance Units. Performance shares and performance units are linked to our performance over a performance cycle designated by our compensation committee. These awards will be paid only to the extent that we attain the corresponding performance goals. These awards are payable in cash, common stock or a combination of both, as determined by our compensation committee. Before the performance shares or performance units have vested, no dividends are payable, but participants holding performance shares or performance units may be credited with dividend equivalents equal to the amount or value of the dividends that would have been paid on the underlying shares of the unvested awards if they were vested, or as otherwise outlined in the separate award agreements for the performance shares or performance units.

•	Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock units represent grants of our common stock or stock units that are subject to a risk of forfeiture or other restrictions that lapse when one or more performance or other objectives, as determined by our compensation committee, are achieved. Any awards will be subject to such conditions, restrictions and contingencies as our Compensation committee determines. Restricted stock units are payable in cash, common stock or a combination of both, as determined by our compensation committee. During the restriction period, no dividends are payable on unvested shares, but participants holding shares of restricted stock may be credited with dividend equivalents equal to the amount or value of the dividends that would have been paid on the unvested shares if they were vested, or as otherwise outlined in the separate award agreements for the restricted stock or restricted stock units.

•	Stock Options. Each stock option represents the right to purchase a specified number of shares of our common stock, at a fixed grant price that cannot be less than the fair market value of the shares on the grant date. Our 2006 Stock Incentive Plan does not permit re-pricing of any previously granted stock options. The maximum term of a stock option is ten years from the date of grant. Any option will be exercisable in accordance with terms established by our compensation committee. The purchase price of an option may be payable in cash, common stock (valued at fair market on the day of exercise) or a combination of both. Our 2006 Stock Option Plan authorizes our compensation committee to grant non-qualified stock options as well as incentive stock options that comply with the requirements of Section 422(b) of the Internal Revenue Code.

We do not have a formal policy on timing equity awards in connection with the release of material non-public information to affect the value of compensation. The compensation committee has approved, and will continue to approve, all grants of equity compensation. Although the chief executive officer and other executive officers make recommendations to the compensation committee from time to time about the form and amount of equity awards to be granted to our employees, such awards are approved by the compensation committee. The compensation committee does not expect to delegate such approval authority to our management or any subcommittee in the near future. Furthermore, generally, we will (i) make the annual long-term equity awards to our employees, including our Named Executive Officers, in the first quarter of the fiscal year, following the announcement of our fourth quarter earnings for the previous year, and (ii) make awards, if any, to new hires on the first trading day following the month of such employees’ hire date. Notwithstanding the above, there may be times that the compensation committee elects to make equity awards other than these designated times for legitimate business purposes. In the event that material non-public information becomes known to the compensation committee prior to granting equity compensation, the compensation committee will take the existence of such information under advisement and make an assessment in its business judgment whether to delay the grant of the equity award in order to avoid any impropriety.
Employee Benefits and Other Perquisites
The Named Executive Officers are eligible to participate in our flexible benefits plans that are generally available to all of our employees. Under these plans, all employees are entitled to medical, vision, life insurance and disability insurance. Additionally, our employees are entitled to vacation, sick leave and other paid holidays. The compensation committee believes our commitment to provide benefits and perquisites recognizes that the health and well-being of our employees contribute directly to a productive and successful work life that enhances results for us and our stockholders. The Named Executive Officers are eligible to receive other benefits and perquisites as outlined below. The compensation committee annually reviews the benefit and perquisite program to determine if any adjustments are appropriate.
Accounting and Tax Treatment
Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation we may deduct for U.S. federal income tax purposes in any one year with respect to our President and chief executive officer and the next four most highly compensated officers. Performance-based compensation that meets certain requirements is, however, excluded from this $1,000,000 limitation.
In reviewing the effectiveness of the executive compensation program, the compensation committee considers the anticipated tax treatment to us and to the Named Executive Officers of various payments and benefits. However, the deductibility of certain compensation payments depends upon the timing of an executive’s vesting or exercise of previously granted awards, as well as interpretations and changes in the tax laws and other factors beyond the compensation committee’s control. For these and other reasons, including to maintain flexibility in compensating the Named Executive Officers in a manner designed to promote varying corporate goals, the compensation committee will not necessarily, or in all circumstances, limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code and has not adopted a policy requiring all compensation to be deductible.
The Compensation committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives. The Compensation committee may establish annual performance criteria in an effort to ensure deductibility of the cash and restricted stock incentive awards made under the 2006 Stock Option Plan. Base salary does not qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. We currently expect that all compensation paid to the Named Executive Officers in 2006 will be deductible by us.
Accounting for Stock-Based Compensation. We account for stock-based payments including awards under our 2006 Stock Option Plan in accordance with the requirements of SFAS No. 123(R).

Potential Payments Upon Termination or Change of Control
Douglas A Waugaman, our president and chief executive officer, is covered by an employment agreement that we entered into on August 1, 2006. The employment agreement (i) will terminate upon Mr. Waugaman’s death; (ii) may be terminated by us upon Mr. Waugaman’s disability; (iii) may be terminated by Mr. Waugaman for (a) retirement, (b) “good reason” (as defined below) or (c) a reason other than retirement or “good reason”; and (iv) may be terminated by us for “cause” (as defined below) or without “cause.” Mr. Waugaman’s employment agreement defines “good reason” as a termination that follows within 45 days of the assignment to Mr. Waugaman of duties materially inconsistent with his title or position, a reduction in Mr. Waugaman’s base salary or a material breach by us of the employment agreement. Mr. Waugaman’s employment agreement defines a termination for “cause” as a termination due to a finding by the board of directors that Mr. Waugaman has committed a felony, or a crime involving moral turpitude, committed any other act or omission involving dishonesty or fraud, engaged in acts constituting gross negligence or willful misconduct or repeatedly or materially breached company policies.
Upon the termination of Mr. Waugaman’s employment due to his death or disability, Mr. Waugaman would receive his accrued salary, the prorated amount of his annual bonus, severance payments equal to 18 months of his base salary and reimbursements for participation in group health care plans for a period of 18 months after the end of his employment.
Upon the termination of a Named Executive Officer’s employment without cause, for disability or for “good reason”, (i) Mr. Waugaman would receive his accrued salary, the prorated amount of his annual bonus, severance payments equal to 18 months of his base salary and reimbursements for participation in group health care plans for a period of 18 months after the end of his employment, (ii) Mr. Vaughn would receive his accrued salary, the prorated amount of his annual bonus, and reimbursements for participation in group health care plans for a period ending on February 28, 2010, (iii) Messrs. Villegas, Miller and Armstead would receive their accrued salary, severance payments equal to 12 months of their base salary and reimbursements for participation in group health care plans for a period of 12 months after the end of their employment, and (iv) Mr. Halchishak would receive his accrued salary, the prorated amount of his annual bonus, and severance payments equal to 12 months of his base salary.
In the event that Mr. Vaughn’s employment is terminated between January 1, 2008 and December 31, 2008 as a result of the sale of the Company as defined in his employment agreement, Mr. Vaughn would continue to receive his base salary until December 31, 2008.
Upon a Named Executive Officer’s voluntary termination of employment for reasons other than retirement or “good reason”, or involuntary termination of employment for “cause”, (i) Messrs. Waugaman, Vaughn and Halchishak would receive their accrued salary and the prorated amount of their annual bonus, and (ii) Messrs. Villegas, Miller and Armstead would receive their accrued salary.
2006 Stock Option Plan
Under our 2006 Stock Option Plan, upon the occurrence of a “change in control” (as defined in the 2006 Stock Option Plan), and a participant’s award agreement does not provide for treatment of a participant’s options in such event, the compensation committee may, in its sole discretion, provide for the vesting of a participant’s options on such terms and conditions as it considers appropriate.

Summary Compensation Table
The following summary compensation table shows the compensation paid to our Chief Executive Officer, our Chief Financial Officer, and each of our three most highly compensated executive officers other than our Chief Executive Officer and our Chief Financial Officer for the fiscal year ended December 31, 2007.

Annual Compensation

				Stock	Option	All Other
Name and Principal Position	Year	Salary $	Bonus $	Awards $	Awards (1) $	Compensation (2) $		Total $
Douglas Waugaman Chief Executive Officer and President	2007	350,000	175,000	—	899,765	22,051		1,446,816

Jerry Vaughn Executive Vice President - Administration	2007	303,462	35,000	—	276,229	17,882		632,573

Allan Villegas Chief Financial Officer	2007	207,692	106,250	—	241,134	15,544		570,620

Jody Miller Regional Vice President	2007	150,000	74,959	—	241,134	25,535		491,628

Christopher Wilson (3) General Counsel	2007	170,000	79,600	—	241,134	34,531	(4)	525,265

(1)	The value of option awards granted to our executive officers is based upon the dollar amount of option grants by MSG Parent recognized for financial statement reporting purposes in accordance with SFAS No. 123(R) for 2007. See Note 10 to our audited consolidated financial statements.

(2)	For each Named Executive Officer, represents amount paid by us for (i) an automobile allowance or the amount of underlying lease payments for an automobile provided by us, (ii) premiums paid by us for medical, dental and life insurance coverage and (iii) any matching contributions provided by us to the named executive’s 401(k) account.

(3)	Christopher Wilson resigned as our General Counsel effective December 14, 2007.

(4)	Includes $10,027 payment on termination made in lieu of vacation days not taken.
Grants of Plan Based Awards
The compensation committee approved awards under our 2006 Stock Option Plan to certain of our named executives in 2007. Set forth below is information regarding awards granted during 2007:

All Other
								All Other	Option Awards:
		Estimated Future Payouts Under			Estimated Future Payouts Under			Stock Awards:	Number of	Exercise or
		Non-Equity			Equity			Number of	Securities	Base Price
		Incentive Plan Awards			Incentive Plan Awards			Shares of	Underlying	of Option	Option
	Grant		Target	Maximum	Threshold	Target	Maximum	Stock or Units	Options	Awards	Awards
Name	Date	Threshold ($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Jerry Vaughn	5/8/07	—	—	—	—	—	—	250.00	—	$1,255.59	—

Ronald Halchishak	8/16/07	—	—	—	—	—	—	1,500.00	—	$1,255.59	—
No awards were granted to any other of our named executives in 2007.
Employment Agreements
In connection with the Acquisition, we entered into a new employment agreement with Mr. Waugaman, which we refer to as the “Waugaman Employment Agreement.” Under the Waugaman Employment Agreement, Mr. Waugaman will be entitled to eighteen months salary and eighteen months of benefits as severance upon termination without cause. Mr. Waugaman will be eligible to participate in the stock option plan. Additionally, the Waugaman Employment Agreement contains a non-competition provision restricting Mr. Waugaman from competing with Mobile Storage for the duration of his employment with Mobile Storage followed by a period of eighteen months thereafter. Finally, the Waugaman Employment Agreement does not include a termination date or provide for any type of severance payment due to Mr. Waugaman upon a change of control of Mobile Storage.

Mobile Storage currently has employment agreements with each of our other Named Executive Officers. The employment agreements of Messrs. Villegas, Miller, Armstead and Halchishak do not include a termination date or provide for any type of severance payment due to the employee upon a change of control of Mobile Storage. The employment agreement of Mr. Vaughn has a termination date of December 31, 2008 or earlier subject to the occurrence of a termination event as defined in his employment agreement. In the event that Mr. Vaughn’s employment is terminated between January 1, 2008 and December 31, 2008 as a result of the sale of the Company as defined in his employment agreement, Mr. Vaughn would continue to receive his base salary until December 31, 2008. Each of the aforementioned Named Executive Officers is eligible to participate in the stock option plan. The employment agreements with Messrs. Villegas and Miller contain non-competition provisions restricting the respective employee from competing with Mobile Storage for their duration of their employment. The employment agreements with Messrs. Vaughn, Armstead and Halchishak contain a non-competition provision restricting them from competing with Mobile Storage for the duration of their employment and for a period thereafter of 18 months, two years, and 12 months, respectively.
Non-Competition, Non-Solicitation and Confidentiality Agreements
In connection with the Acquisition, (i) Mr. Valenta, (ii) Mr. Robertson and (iii) Windward Capital LP II, LLC, Windward Capital Partners II, LP, Windward/MSG Co-Invest, LLC and Windward/MSG Co-Invest II, LLC, which we refer to as collectively, the “Windward Entities”, each entered into a non-competition, non-solicitation and confidentiality agreement with MSG Parent and Mobile Services, which we refer to as the “Non-Compete Agreements.” According to the terms of the Non-Compete Agreements and subject to certain exceptions set forth therein and certain limitations implied by law, Mr. Valenta, Mr. Robertson and the Windward Entities agree (a) not to compete with the business of Mobile Services, (b) not to solicit employees from Mobile Services and (c) to keep confidential all tangible embodiments of confidential information. The non-competition and non-solicitation restrictions expire in May 2008, and the term of confidentiality provisions therein is indefinite.
2006 Stock Option Plan
Our 2006 Stock Option Plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our compensation committee is the administrator of this stock option plan. Stock option grants are made at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. The compensation committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants were made at the discretion of the compensation committee to eligible employees. In 2006, certain Named Executive Officers were awarded stock options in the amounts indicated in the section entitled “Grants of Plan Based Awards.” These grants included grants made on August 1, 2006 and are intended to encourage an ownership culture among our employees. Stock options granted by us have an exercise price equal to the fair market value of our common stock on the date of grant, typically vest 20% per annum based upon continued employment over a five-year period, with half of the vesting attributable to the achievement of financial goals established by the compensation committee and half of the vesting attributable to continued employment. The stock option grants generally expire ten years after the date of grant. Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code of 1986, as amended. As of December 31, 2007, our 2006 Stock Option Plan authorized a maximum total of 27,461 shares of common stock for issuance, and of such total, 24,678 shares of common stock were issued to members of our management and there were stock options outstanding to purchase, subject to vesting, up to an additional 2,768 shares of common stock.
2006 Stock Incentive Plan and 2006 Employee Stock Option Plan
In connection with the Acquisition, MSG Parent established the MSG WC Holdings Corp. 2006 Stock Incentive Plan and the MSG WC Holdings Corp. 2006 Employee Stock Option Plan for the benefit of, and to incentivize, our officers, directors, certain other employees and independent contractors. These stock option plans are administered by the compensation committee. Grants of options under the stock option plan will be stock options for the purchase of common stock of MSG Parent and may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify. An award granted under the stock option plan to an employee or independent contractor may include a provision terminating the award upon termination of such employee’s or independent contractor’s employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including, at the discretion of the compensation committee, any change of control of Mobile Services.

Outstanding Equity Awards at Fiscal Year End
The following table summarizes the number of securities underlying the stock and option awards for each Named Executive Officer as of the end of 2007. Each of the stock option grants prior to August 1, 2006 was made by Mobile Services prior to the Merger entered into in connection with the Acquisition.

	Option Awards					Stock Awards
			Equity
			Performance
			Vesting
			Incentive Plan						Equity Incentive
			Awards;					Equity Incentive	Plan Awards;
	Number of	Number of	Number of					Plan Awards;	Market or Payout
	Securities	Securities	Securities					Number of	Value of
	Underlying	Underlying	Underlying			Number of Shares	Market Value of	Unearned Shares,	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option	Option	or Units of Stock	Shares or Units of	Units or Other	Units or Other
	Options (#)	Options (#)	Unearned	Exercise	Expiration	That Have Not	Stock That Have	Rights That Have	Rights That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Not Vested ($)	Not Vested (#)	Not Vested ($)

Douglas Waugaman	1,746.6	4,687.4	—	$1,255.59	8/1/16	—	—	—	—

Jerry Vaughn	259.0	741.0	—	$1,255.59	12/31/10	—	—	—	—

Allan Villegas	782.6	—	—	$941.42	10/4/15	—	—	—	—

Allan Villegas	468.1	1,256.2	—	$1,255.59	8/1/16	—	—	—	—

Jody Miller	886.9	—	—	$604.12	1/12/14	—	—	—	—

Jody Miller	468.1	1,256.2	—	$1,255.59	8/1/16	—	—	—	—

William Armstead	347.6	—	—	$604.12	8/2/14	—	—	—	—

William Armstead	468.1	1,256.2	—	$1,255.59	8/1/16	—	—	—	—

Ronald Halchishak	150.0	1,350.0	—	$1,255.59	8/1/16	—	—	—	—
Option Exercised and Stock Vested
No options were exercised by or stock vested with respect to our Named Executive Officers in 2007.
Pension Benefits
We do not sponsor any qualified or non-qualified defined benefit plans.
Non-Qualified Deferred Compensation Plans
We do not sponsor any non-qualified deferred compensation plans.

Director Compensation
Neither non-employee directors nor employee directors receive compensation for their service as a member of our board of directors. However, we do reimburse our directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as our directors.
The following table presents a summary of compensation for directors for the 2007 fiscal year:
2007 Director Compensation

Change in
Pension Value
	Fees				and Nonqualified
	Earned or			Non-Equity	Deferred	All
	Paid in	Stock	Option	Incentive Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation		Total
Name	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(g)
Anthony de Nicola	—	—	—	—	—	—		—
Michael Donovan	—	—	—	—	—	—		—
James Martell	—	—	—	—	—	50,000	(1)	50,000
James Robertson	—	—	—	—	—	68,750	(2)	68,750
Sanjay Swani	—	—	—	—	—	—		—
Ronald Valenta	—	—	—	—	—	81,933	(3)	81,933

(1)	Represents amounts earned pursuant to a Board retention and Consulting Agreement between Mobile Storage, MSG Parent and Mr. Martell, which is discussed in more detail under the heading “Certain Relationships and Related Party Transactions.”

(2)	Represents amounts earned pursuant to a Board retention and Consulting Agreement between Mobile Storage, MSG Parent and Mr. Robertson, which is discussed in more detail under the heading “Certain Relationships and Related Party Transactions.”

(3)	Represents amounts earned pursuant to a Board retention and Consulting Agreement between Mobile Storage, MSG Parent and Mr. Valenta, which is discussed in more detail under the heading “Certain Relationships and Related Party Transactions.”
Compensation Committee Interlocks and Insider Participation
None of our executive officers will serve as a member of our compensation committee. Furthermore, none of them has served, or will be permitted to serve, on the compensation committee, or other committee performing a similar function, of any entity of which an executive officer of such other entity is expected to serve as a member of our compensation committee.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
All of the issued and outstanding capital stock of Mobile Storage Group is owned by Mobile Services Group. All of the issued and outstanding capital stock of Mobile Services Group is owned by MSG Intermediary Co. and all of the issued and outstanding capital stock of MSG Intermediary Co. is owned by MSG Parent. The following table below sets forth certain information regarding the beneficial ownership of the common stock of MSG Parent as of March 14, 2008 by each person who beneficially owns 5% or more of the outstanding common stock of MSG Parent, each person who is a director, named executive officer and all current directors and executive officers as a group.
The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, and subject to applicable community property laws, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Applicable percentage ownership in the following table is based upon 147,177 shares of common stock of MSG Parent outstanding as of December 31, 2007.

	Number of
	Shares of Common
	Stock Beneficially		Percent
Name of Beneficial Owner	Owned		of Class
5% Shareholders:
Welsh, Carson, Anderson & Stowe and affiliated entities 320 Park Avenue, Suite 2500 New York, New York 10022	115,518	(1)	78.5%
California State Teachers’ Retirement System 77667 Folsom Avenue Sacramento, California 95826	11,947		8.1%
Lehman Brothers Holdings Inc. and certain of its affiliates 745 Seventh Avenue New York, New York 10019	7,964	(2)	5.4%

Named executive officers and directors:(3)
Douglas Waugaman	2,478	(4)	1.7%
Sanjay Swani	115,518	(5)	78.5%
Jerry Vaughn	250	(6)	*
Allan Villegas	1,179	(7)	*
William Armstead	744	(8)	*
Jody Miller	1,284	(9)	*
Ronald Halchishak	150	(10)	*
Ronald Valenta	4,000		2.7%
James Robertson	1,973		1.3%
Anthony de Nicola	16	(11)	*
Michael Donovan	115,518	(12)	78.5%
James Martell	1,309	(13)	*

All directors and executive officers as a group (12 persons)	128,901		87.6%

*	Represents less than 1%

(1)	Consists of 5,325 shares held of record by WCAS Capital Partners IV, L.P., 95 shares held by WCAS Management Corporation and 110,097 shares held by Welsh, Carson, Anderson and Stowe X, L.P.

(2)	Lehman Brothers Holdings Inc. is the ultimate controlling entity of Lehman Brothers Co-Investment Partners L.P., Lehman Brothers Co-Investment Capital Partners L.P. and Lehman Brothers Co-Investment Group L.P. Lehman Brothers Holdings Inc. has the sole power to dispose of the shares.

(3)	Unless otherwise indicated, the address of each of the named individuals is c/o MSG WC Holdings Corp., 700 North Brand Boulevard, Suite 1000, Glendale, California 91203.

(4)	Includes 1,480 shares subject to outstanding options that are exercisable within 60 days.

(5)	Mr. Swani is a general partner of Welsh Carson and may be deemed to beneficially own the shares owned by Welsh Carson and its affiliated entities.

(6)	Includes 250 shares subject to outstanding options that are exercisable within 60 days.

(7)	Includes 397 shares subject to outstanding options that are exercisable within 60 days.

(8)	Includes 397 shares subject to outstanding options that are exercisable within 60 days.

(9)	Includes 397 shares subject to outstanding options that are exercisable within 60 days.

(10)	Includes 150 shares subject to outstanding options that are exercisable within 60 days.

(11)	Mr. de Nicola is a general partner of Welsh Carson and may be deemed to beneficially own the shares owned by Welsh Carson and its affiliated entities.

(12)	Mr. Donovan is a principal at Welsh Carson and may be deemed to beneficially own the shares owned by Welsh Carson and its affiliated entities.

(13)	Includes 1,150 shares subject to outstanding options that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Management Agreement
In connection with the Acquisition, MSG Parent and Mobile Services entered into a management agreement with WCAS Management Corporation, an affiliate of Welsh Carson, which we refer to as “Welsh Management.” The management agreement provides that Welsh Management will have the right to receive an annual management fee of $0.8 million and reimbursement of expenses reasonably incurred by it for providing management services each year as well as a financing fee in the amount of $6 million, which was paid upon consummation of the Acquisition on August 1, 2006. Welsh Management has no current plans to charge a management fee in the foreseeable future. Additionally, Welsh Management will be entitled to receive a transaction fee upon consummation by MSG Parent or any of its subsidiaries of (i) material acquisitions, (ii) material divestitures (including a sale of MSG Parent or Mobile Services) or (iii) material financings or refinancings, in each case, in an amount equal to 1% of the aggregate value of such transaction plus all expenses incurred by Welsh Management or any of its affiliates (other than MSG Parent or Mobile Services) in connection with any such transaction. The term for the management agreement commenced on August 1, 2006 and shall remain in effect unless and until (i) MSG Parent, Mobile Services and Welsh Management terminate the agreement by mutual written agreement or (ii) MSG Parent or Mobile Services are sold to a third-party purchaser.
In addition, MSG Parent and Mobile Services will indemnify Welsh Management to the fullest extent permitted by law against certain claims, losses, damages, liabilities and expenses that may arise in connection with services provided under the management agreement.
Stockholders Agreement
In connection with the Acquisition, MSG Parent and its stockholders entered into a stockholders agreement. The stockholders agreement contains various rights and restrictions relating to the ownership of MSG Parent’s equity securities. Subject to certain exceptions, the stockholders agreement prohibits the transfer of the common stock of MSG Parent by certain stockholders. The stockholders agreement further provides that each person employed by us or by one of our subsidiaries that holds MSG Parent’s common stock or any security convertible into such common stock must become a party to the stockholders agreement.
The stockholders agreement requires that the MSG Parent board of directors be comprised of at least five and up to nine directors or such other maximum number, not less than five, determined by Welsh Carson from time to time. The stockholders agreement also requires the parties thereto to vote their shares of common stock in favor of electing the following parties to MSG Parent’s board of directors: (i) Mr. Waugaman, (ii) up to six representatives designated by the holders of a majority of the common stock held by the Welsh Carson stockholders, (iii) one representative designated by Welsh Carson and (iv) one representative designated by WCAS Capital Partners IV, L.P. The stockholders agreement provides that a quorum for a meeting of the board of directors or any subsidiary boards or any committees thereof shall not exist unless at least one Welsh Carson director is present in person or by proxy, and in the case of the Executive Committee of the board of directors, at least two Welsh Carson directors must be present. The stockholders agreement further requires that (i) the board of directors of each of MSG Parent’s subsidiaries shall be comprised of two representatives designated by Welsh Carson and our chief executive officer and (ii) each committee of the board of directors include at least one Welsh Carson director, unless no such director is willing to serve on the committee. Finally, the stockholders agreement requires that the board of directors establish and at all times maintain an Executive Committee consisting of five directors, composed of (i) our chief executive officer, (ii) a director designated by Welsh Carson, (iii) a director designated by WCAS Capital Partners IV, L.P. and (iv) two directors designated by the holders of a majority of the common stock held by the Welsh Carson stockholders, and provides that the prior written approval of the Executive Committee is required with respect to certain actions set forth in the stockholders agreement.
In order to secure a stockholder’s obligation to vote his, her or its shares and other voting securities of MSG Parent in accordance with the provisions of the stockholders agreement, each stockholder will agree to appoint certain representatives of the Welsh Carson stockholders (initially, Messrs. Swani and Donovan) as such stockholder’s true and lawful proxy and attorney-in-fact, with full power of substitution, for certain matters under the stockholders agreement.

The stockholders agreement contains customary transfer restrictions, subject to certain limited exceptions. Upon a permitted transfer of stock by a management stockholder (as such term is defined in the Stockholders Agreement) to any third party purchaser, the Welsh Carson stockholders will have a right of first refusal with respect to such shares. Such right of first refusal will give the Welsh Carson stockholders the right to purchase the shares for sale upon the same terms that were agreed upon between the seller and the proposed third party purchaser. The stockholders agreement will also provide that, subject to certain permitted exceptions, each Welsh Carson stockholder may transfer his, her or its shares subject to the “tag-along rights” of the other stockholders, which allow for the management stockholders to participate in any sale of MSG Parent’s stock by the Welsh Carson stockholders to a third party. Finally, prior to transferring any shares (other than in connection with a sale of MSG Parent or an initial public offering) to any person, the transferring stockholder shall cause the prospective transferee to be bound by the stockholders agreement.
Except for certain issuances that are permitted under the stockholders agreement, if MSG Parent authorizes the issuance or sale of any of its securities to any Welsh Carson stockholder, each management stockholder has the right to elect to purchase (the “Preemptive Right”), at the price and on the terms of the offering to the Welsh Carson stockholder, a portion of such securities that will allow the management stockholder to retain the same portion of ownership that such stockholder held prior to the proposed sale.
The stockholders agreement provides that if Welsh Carson proposes to consummate a sale of MSG Parent, then the management stockholders shall consent to, vote in favor of and raise no objections against the sale or the process associated therewith. In connection with such a sale, each stockholder will agree, among other things, to (i) vote all of such holder’s shares to approve the sale, (ii) sell all of such holder’s shares and rights to acquire shares on the terms and conditions so approved by the board of directors and the Welsh Carson stockholders and (iii) take all necessary or desirable actions requested by the Welsh Carson stockholders in connection with the sale, in each case subject to certain conditions.
Up to and including the one-year anniversary of the stockholders agreement, the Welsh Carson stockholders shall have the exclusive right to purchase $25 million of MSG Parent’s common stock at the same price and upon the same terms contained in the purchase agreement for Welsh Carson’s original investment in MSG Parent, provided that such sale is pursuant to a determination by the board of directors that MSG Parent needs additional capital for the purposes of acquisitions or internally funded growth. This purchase of common stock by Welsh Carson will not trigger the Preemptive Right.
The stockholders agreement will automatically terminate upon a sale of MSG Parent.
Registration Rights Agreement
In connection with the Acquisition, MSG Parent and certain of its stockholders entered into a registration rights agreement. The registration rights agreement grants demand registration rights to Welsh Carson, as well as piggyback registration rights to all stockholders who are or become parties to the agreement if MSG Parent registers securities for sale under the Securities Act. In the case of a piggyback registration, the stockholders attempting to register shares in connection with MSG Parent’s registration of shares may be required to holdback certain shares if requested by the managing underwriter. MSG Parent will be required to pay all reasonable out-of-pocket costs and expenses of any registration under the registration rights agreement.
Indemnification Agreements
We have entered into an indemnification agreement with each of our directors and officers. Under each agreement, a director or officer will be indemnified to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer. We also agreed to advance monies to each director and officer to cover expenses incurred by him or her in connection with such claims if the director or officer agrees to repay the monies advanced if it is later determined that he or she is not entitled to such amounts. We believe these agreements are necessary to attract and retain skilled management with experience relevant to our industry.
Transactions with CMSI Capital Holdings, Inc.
Mr. Valenta and Mr. Robertson, two of our directors, are the stockholders of CMSI Capital Holdings, Inc., a California corporation (“CMSI”). We redeemed from CMSI 193,175.73 shares of our Series B Preferred Stock during 2004, 2005 and 2006 at a price of $10 per share plus accrued and unpaid interest. Effective April 15, 2006, we redeemed 1,677,545.80 shares of our Series G Preferred Stock from CMSI at a price of $0.40 per share. Additionally, we redeemed all of the outstanding shares of our Series F Preferred Stock from CMSI for $2 million in April 2002.

Prior to the Acquisition, CMSI had approximately $527,000 in borrowings under a short term, non-interest bearing advance from us to fund its operations. In connection with the Acquisition, we waived repayment of the advance. We redeemed all of the outstanding shares of Series B Preferred Stock and Series G Preferred Stock owned by CMSI for cash immediately upon the consummation of the closing of the Transactions. CMSI used all of the proceeds it received from our redemption of Series B Preferred Stock and Series G Preferred Stock to repay CMSI’s outstanding indebtedness.
Share Issuances to and Purchases from Directors and Executive Officers
We sold or issued the following shares of our capital stock to our directors and executive officers between 2002 and December 31, 2007:
•	301 shares of common stock to The Wilson Trust dated August 24, 2000, a revocable living trust of Christopher Wilson, upon the exercise of an incentive stock option by Mr. Wilson and the payment of $180,600 in March 2007;

•	159.29 shares of common stock to James Martell for $200,000 in August 2006;

•	15.9 shares of common stock to de Nicola Holdings, an entity controlled by Anthony de Nicola for $20,000 in August 2006;

•	41 shares of common stock to Gilbert Gomez for $51,479.19 in August 2006;

•	998 shares of common stock to Douglas Waugaman for $1,253,078.80 in August 2006;

•	4,000 shares of common stock to Ronald Valenta for $5,022,360 in August 2006;

•	1,310.13 shares of Series L Preferred Stock to Windward Capital Partners II, LP for $131,013 in November 2002;

•	40.90 shares of Series L Preferred Stock to Windward Capital LP II, LLC for $4,090 in November 2002;

•	43.16 shares of Series L Preferred Stock to the Robertson Living Trust dated March 7, 2000, a revocable living trust of James Robertson, for $4,316 in November 2002; and

•	7.68 shares of Series L Preferred Stock to Kevin Mellifont for $768 in November 2002.
We purchased the following shares of our capital stock from our directors and executive officers between 2002 and December 31, 2007:
•	80.8064 shares of common stock from Les Quillet for $18,721 in April 2004;

•	1,310.13 shares of Series L Preferred Stock from Windward Capital Partners II, LP for $145,001 in December 2003;

•	40.90 shares of Series L Preferred Stock from Windward Capital LP II, LLC for $6,269 in December 2003;

•	43.16 shares of Series L Preferred Stock from the Robertson Living Trust dated March 7, 2000 for $4,832 in December 2003; and

•	7.68 shares of Series L Preferred Stock from Kevin Mellifont for $859 in December 2003.
Transactions with PV Realty, L.L.C.
We lease property from PV Realty, L.L.C., a limited liability company controlled by Mr. Valenta, our former chief executive officer and current chairman of our board of directors. Pursuant to the lease, we will pay annual lease payments of $83,000 through August 31, 2008. We believe the price and terms of this lease are at fair market value.

In 2002, we paid $300,000 on behalf of PV Realty for property improvements. The receivable balance as of December 31, 2003 was $147,000 and was included in other assets on our consolidated balance sheets. The amounts were repaid in full in fiscal 2004.
Board Retention and Consulting Agreement with Mr. Valenta
Mobile Storage is party to a board retention and consulting agreement with Mr. Valenta (the “Valenta Agreement”), one of our directors, which was entered into on May 1, 2003, in connection with Mr. Valenta providing consulting services regarding strategic business plans, acquisitions, corporate finance transactions and customer and vendor relationships. The Valenta Agreement had a term of one year that renewed automatically unless advance written notice was delivered not later than 90 days prior to the expiration of the then current term. According to the terms of the Valenta Agreement, Mr. Valenta was paid $13,182.79 per month in advance for services rendered and $25,000 per year for service as Chairman of the board of Mobile Storage, or up to approximately $183,000 per year. The Valenta Agreement further provided that Mobile Storage would reimburse Mr. Valenta for expenses incurred in connection with the performance of his services under the Valenta Agreement. In addition, the Valenta Agreement can be terminated by Mobile Storage for “cause”, death or disability. Under the Valenta Agreement, “cause” is defined as a good-faith finding by the board of Mobile Storage that Mr. Valenta had (i) engaged in acts of dishonesty that resulted in a more than $5,000 gain to Mr. Valenta, (ii) materially breached the Valenta Agreement, (iii) been convicted of any felony involving fraud, theft or dishonesty, (iv) been incarcerated for more than 10 days or (v) failed to substantially perform duties persisting for a reasonable period following written notice. The Valenta Agreement was terminated effective as of January 31, 2007.
On January 31, 2007, Mobile Storage, MSG Parent and Mr. Valenta entered into a new board retention and consulting agreement (the “New Valenta Agreement”). Under the New Valenta Agreement, Mr. Valenta is paid a consulting fee of $6,250 per month, or $75,000 per year. The other material terms of the New Valenta Agreement are substantially similar to the terms of the Valenta Agreement discussed above, except that the New Valenta Agreement will be automatically terminated upon consummation of a sale of Mobile Storage (as defined in the Stockholders Agreement).
Board Retention and Consulting Agreement with Mr. Martell
Mobile Storage is party to a board retention and consulting agreement with Mr. Martell (the “Martell Agreement”), one of our directors, which was entered into on August 28, 2006. Pursuant to the terms of the Martell Agreement, Mr. Martell is paid a quarterly consulting fee of $12,500, or $50,000 per year, in consideration for providing consulting services in connection with strategic business plans, acquisitions, corporate finance transactions and customer and vendor relationships. The Martell Agreement provides that Mobile Storage will reimburse Mr. Martell for all reasonable out-of-pocket costs incurred or paid in connection with the performance of his services under the Martell Agreement. The Martell Agreement has a term of two years that renews automatically for successive 12 month periods unless either party gives written notice to the other party of an interest not to extend the term no less than three months prior to the expiration of the then current term. In addition, the Martell Agreement may be terminated by either Mobile Storage or Mr. Martell for any reason at any time during the term with 60 days’ prior written notice of such termination to the other party; provided that, in any event, the term shall automatically terminate (i) at such time as Mr. Martell no longer serves as a member of the board of Mobile Storage for any reason or (ii) upon consummation of a sale of Mobile Storage (as defined in the Stockholders Agreement, dated as of August 1, 2006).
The Martell Agreement further provides that Mr. Martell may, at any time during the period beginning on the date of termination of the Martell Agreement and ending on the 30th day following such date, elect to sell to MSG Parent (a) all or part of the 159.29 shares of common stock of MSG Parent beneficially owned by Mr. Martell and/or (b) all or part of the shares underlying options granted to Mr. Martell in August 2006. In addition, MSG Parent may, at any time during the period beginning on the date of termination of the Martell Agreement and ending on the 45th day following such date, elect to buy from Mr. Martell (a) all or part of the 159.29 shares of common stock of MSG Parent beneficially owned by Mr. Martell and/or (b) all or part of the shares underlying options granted to Mr. Martell in August 2006.

Board Retention and Consulting Agreement with Mr. Robertson
Mobile Storage is party to a board retention and consulting agreement with Mr. Robertson (the “Robertson Agreement”), one of our directors, which was entered into on January 31, 2007, in connection with Mr. Robertson providing consulting services regarding strategic business plans, acquisitions, corporate finance transactions and customer and vendor relationships. The Robertson Agreement is effective until terminated by Mobile Storage or Mr. Robertson for any reason with 60 days prior written notice. The Robertson Agreement will terminate at such time as Mr. Robertson no longer serves as a member of the board of directors of MSG Parent or upon the sale of MSG Parent. Under the Robertson Agreement, Mr. Robertson is paid $6,250 per month in advance for services rendered. The Robertson Agreement further provided that Mobile Storage would reimburse Mr. Robertson for expenses incurred in connection with the performance of his services under the Robertson Agreement.
Policies and Procedures for Related Party Transactions
All of the transactions and agreements set forth above were approved by the board of directors of Mobile Services and/or Mobile Storage at the time they were entered into. We expect to adopt a written policy which requires all future transactions between us and any related persons (as defined in Item 404 of Regulation S-K under the Securities Act) to be approved in advance by our audit committee.
Corporate Governance
Because Welsh Carson and its affiliates owns 78.5% of the voting equity of MSG Parent and MSG Parent indirectly owns 100% of our voting common stock, we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of The Nasdaq Stock Market LLC, including the requirement that the board of directors be composed of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
As provided by the Audit Committee’s charter, all services to be provided by Ernst & Young LLP are pre-approved by the Audit Committee, including audit services, audit-related services, tax services and certain other services.
Fees Billed By Ernst & Young LLP
The following table shows the fees that Mobile Services Group paid or accrued for the audit and other services provided by Ernst & Young LLP for fiscal years 2007 and 2006.

	Year ended December 31,
	2007	2006
Audit fees	$603,612	$836,512
Audit-related fees	15,227	—
Tax fees	45,825	27,975
All other fees	—	43,677

Total	$664,664	$908,164

Audit fees. This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-related fees. Audit-related services primarily consists of those assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements and which are not included in the Audit fees listed above.
Tax fees. This category consists of professional services rendered by Ernst & Young LLP, primarily in connection with our tax compliance activities, including technical and tax advice related to the preparation of tax returns.
All other fees. This category consists of all other services not included in the three categories set forth above.
The Audit Committee has considered whether the provision by Ernst & Young LLP of the non-audit services described above is compatible with maintaining the independence of Ernst & Young LLP. The Audit Committee believes that such non-audit services provided by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Exhibits.

See Exhibit Index.

(b)	Financial Statements:
(1)	The financial statements required to be included in this Report are included at pages F-1 to F-37.

(2)	The following financial statement schedule for the years ended December 31, 2005, 2006 and 2007 is filed with our Annual Report on Form 10-K for fiscal year ended December 31, 2007:
Schedule II – Valuation and Qualifying Accounts.

All other schedules have been omitted because they are not applicable or not required.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated May 24, 2006, by and among MSG WC Holdings Corp., MSG WC Acquisition Corp., Mobile Services Group, Inc. and target stockholder representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-4 filed on September 18, 2007).

2.2
Amendment to Agreement and Plan of Merger, dated June 7, 2006, by and among MSG WC Holdings Corp., MSG WC Acquisition Corp., Mobile Services Group, Inc. and target stockholder representative (incorporated by reference to Exhibit 2.2 to the Registrant’s Form S-4 filed on September 18, 2007).

2.3
Agreement and Plan of Merger, dated February 22, 2008, among Mobile Mini, Inc., MSG WC Holdings Corp., Cactus Merger Sub, Inc., and Welsh, Carson, Anderson & Stowe X, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on February 28, 2008).

3.1	Restated Certificate of Incorporation of Mobile Services Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-4 filed on September 18, 2007).
3.2	By-laws of Mobile Services Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-4 filed on September 18, 2007).
3.3	Amendment to By-laws of Mobile Services Group, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form S-4 filed on September 18, 2007).
3.4	Certificate of Incorporation of Mobile Storage Group, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Form S-4 filed on September 18, 2007).
3.5	By-laws of Mobile Storage Group, Inc. (incorporated by reference to Exhibit 3.5 to the Registrant’s Form S-4 filed on September 18, 2007).
3.6	Articles of Incorporation of A Better Mobile Storage Company (incorporated by reference to Exhibit 3.6 to the Registrant’s Form S-4 filed on September 18, 2007).
3.7	By-laws of A Better Mobile Storage Company (incorporated by reference to Exhibit 3.7 to the Registrant’s Form S-4 filed on September 18, 2007).
3.8	Certificate of Limited Partnership of Mobile Storage Group (Texas), L.P. (incorporated by reference to Exhibit 3.8 to the Registrant’s Form S-4 filed on September 18, 2007).
3.9	Amended and Restated Limited Partnership Agreement of Mobile Storage Group (Texas), L.P. (incorporated by reference to Exhibit 3.9 to the Registrant’s Form S-4 filed on September 18, 2007).
4.1
Indenture, dated August 1, 2006, by and among Mobile Services Group, Inc., Mobile Storage Group, Inc., subsidiary guarantors named therein and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on September 18, 2007).

4.2
Contractual Rights Agreement, dated August 1, 2006, by and among Foxkirk, LLC and WCAS Capital Partners IV, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-4 filed on September 18, 2007).

4.4
Registration Rights Agreement, dated August 1, 2006, by and among Mobile Services Group, Inc., Mobile Storage Group, Inc., guarantors named therein, Lehman Brothers Inc., Goldman, Sachs & Co. and Wachovia Capital Markets, LLC. (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-4 filed on September 18, 2007).

4.5
Note Purchase Agreement, dated August 1, 2006, by and among MSG WC Holdings Corp. and the purchasers named therein (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-4 filed on September 18, 2007).

4.6
Stockholders Agreement, dated August 1, 2006, by and among MSG WC Holdings Corp, Welsh, Carson, Anderson & Stowe X, L.P., WCAS Capital Partners IV, L.P., WCAS Management Corporation, de Nicola Holdings, L.P., certain co-investors and certain management stockholders (incorporated by reference to Exhibit 4.6 to the Registrant’s Form S-4 filed on September 18, 2007).

10.1
Amended and Restated Credit Agreement, dated December 30, 2005, by and among the Lenders, Bank of America, N.A., Mobile Storage Group, Inc., Mobile Services Group, Inc. and Banc of America Securities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-4 filed on September 18, 2007).

Exhibit No.	Description

10.2
Amended and Restated UK Credit Agreement, dated December 30, 2005, by and among the UK Lenders, Bank of America, N.A., Mobile Storage Group, Inc., Mobile Services Group, Inc. and Banc of America Securities, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-4 filed on September 18, 2007).

10.3
Credit Agreement, dated August 1, 2006, by and among the Lenders, The CIT Group/Business Credit, Inc., Mobile Storage Group, Inc., Mobile Services Group, Inc., MSG WC Holdings Corp., MSG WC Intermediary Co., CIT Capital Securities LLC, Lehman Brothers Inc., Wachovia Capital Finance Corporation (Western), Merrill Lynch Capital Corporation and Textron Financial Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10.3 filed on September 18, 2007).

10.4
UK Credit Agreement, dated August 1, 2006, by and among the Lenders, The CIT Group/Business Credit, Inc., Mobile Storage Group, Inc., Mobile Services Group, Inc., MSG WC Holdings Corp., MSG WC Intermediary Co., Ravenstock MSG Limited, CIT Capital Securities LLC, Lehman Brothers Inc., Wachovia Capital Finance Corporation (Western), Merrill Lynch Capital Corporation and Textron Financial Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-4 filed on September 18, 2007).

10.5	Office Lease Agreement between EOP-700 North Brand, L.L.C. and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-4 filed on September 18, 2007).
10.6	MSG WC Holdings Corp. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-4 filed on September 18, 2007).*
10.7	MSG WC Holdings Corp. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-4 filed on September 18, 2007).*
10.8	MSG WC Holdings Corp. 2006 Employee Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-4 filed on September 18, 2007).*
10.9
Amended and Restated Employment Agreement, dated August 1, 2006, by and among Douglas A. Waugaman, Mobile Storage Group, Inc. and MSG WC Holdings Corp. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.10
Employment Agreement, dated October 4, 2005, by and among Allan A. Villegas and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.11
Employment Agreement, dated November 9, 2005, by and among Christopher A. Wilson and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.12
Employment Agreement, dated August 19, 2004, by and among William Armstead and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.13
Employment Agreement, dated January 13, 2004, by and among Jody E. Miller and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.14
Employment Agreement, dated February 12, 2006, by and among Gilbert Gomez and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.15
Employment Agreement, dated June 1, 2004, by and among Lynn Courville and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.16
Amended and Restated Employment Agreement, dated November 7, 2006, by and among Jerry E. Vaughn, Mobile Storage Group, Inc. and MSG WC Holdings Corp. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.17
Employment Agreement, dated July 17, 2007, by and among Ron Halchishak, Mobile Storage Group, Inc. and Mobile Services Group, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.18	Offer Letter, dated October 15, 2004, from Mobile Storage Group, Inc. to Jeffrey A. Kluckman. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form S-4 filed on September 18, 2007).*
10.19
Statement of Particulars of Employment of Ronald Halchishak with Ravenstock MSG Ltd, dated July 17, 2007 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form S-4 filed on September 18, 2007).*

Exhibit No.	Description

10.20	Employment Agreement, dated December 31, 2006, by and among Jeffry E. Jones, Mobile Storage Group, Inc. and Mobile Services Group, Inc.*
10.21	Amendment to Employment Agreement, dated November 5, 2007, by and among Lynn Courville and Mobile Storage Group, Inc.*
10.22	Amendment to Employment Agreement, dated December 2007, by and among Gilbert Gomez and Mobile Storage Group, Inc.*
10.23	Amendment to Employment Agreement, dated November 5, 2007, by and among William Armstead and Mobile Storage Group, Inc.*
10.24	Employment Agreement, dated November 5, 2007, by and among Jeffrey A. Kluckman and Mobile Storage Group, Inc.*
10.25
Management Services Agreement, dated August 1, 2006, by and among Mobile Services Group, Inc., MSG WC Holdings Corp. and WCAS Management Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Form S-4 filed on September 18, 2007).

10.26
Indemnification Agreement, dated May 10, 2006, by and among Mobile Storage Group, Inc., Mobile Services Group, Inc. and Christopher A. Wilson (incorporated by reference to Exhibit 10.21 to the Registrant’s Form S-4 filed on September 18, 2007).

10.27
Indemnification Agreement, dated May 10, 2006, by and among Mobile Storage Group, Inc., Mobile Services Group, Inc. and Allan A. Villegas (incorporated by reference to Exhibit 10.22 to the Registrant’s Form S-4 filed on September 18, 2007).

10.28
Indemnification Agreement, dated May 10, 2006, by and among Mobile Storage Group, Inc., Mobile Services Group, Inc. and Douglas A. Waugaman (incorporated by reference to Exhibit 10.23 to the Registrant’s Form S-4 filed on September 18, 2007).

10.29
Board Retention and Consulting Agreement, dated January 31, 2007, by and among Mobile Storage Group, Inc., MSG WC Holdings Corp. and Ronald F. Valenta (incorporated by reference to Exhibit 10.24 to the Registrant’s Form S-4 filed on September 18, 2007).

10.30
Board Retention and Consulting Agreement, dated August 28, 2006, by and among Mobile Storage Group, Inc., MSG WC Holdings Corp. and Jim Martell (incorporated by reference to Exhibit 10.25 to the Registrant’s Form S-4 filed on September 18, 2007).

10.31
Consulting Agreement, dated May 1, 2003, by and among Mobile Storage Group, Inc. and Ronald F. Valenta (incorporated by reference to Exhibit 10.26 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.32	Mobile Storage Group, Inc. 2007 Corporate Incentive Plan Executive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Form S-4/A filed on October 25, 2007).
10.33	2007 U.K. Special Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Form S-4/A filed on October 25, 2007).
12.1	Statement re Calculation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Registrants.
31.1	Certification of the Chief Executive Officer of Mobile Services Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Mobile Services Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of the Chief Executive Officer of Mobile Storage Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of the Chief Financial Officer of Mobile Storage Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Mobile Services Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Mobile Services Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of the Chief Executive Officer of Mobile Storage Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.4	Certification of the Chief Financial Officer of Mobile Storage Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Glendale, California, on March 18, 2008.

MOBILE SERVICES GROUP, INC.

MOBILE STORAGE GROUP, INC.

By:	/s/ Douglas Waugaman
	Name:	Douglas Waugaman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas Waugaman

Douglas Waugaman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2008

/s/ Allan Villegas

Allan Villegas	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2008

/s/ Sanjay Swani

Sanjay Swani	Chairman of the Board of Directors	March 18, 2008

/s/ Anthony de Nicola

Anthony de Nicola	Director	March 18, 2008

/s/ Michael Donovan

Michael Donovan	Director	March 18, 2008

/s/ James Martell

James Martell	Director	March 18, 2008

/s/ James Robertson

James Robertson	Director	March 18, 2008

/s/ Ronald Valenta

Ronald Valenta	Director	March 18, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MOBILE SERVICES GROUP, INC.

Page
ANNUAL CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2006 and 2007	F-3

Consolidated Statements of Operations for the year ended December 31, 2005, the periods from January 1, 2006 to August 1, 2006, and from August 2, 2006 to December 31, 2006, and the year ended December 31, 2007
F-4

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2005, the periods from January 1, 2006 to August 1, 2006, and from August 2, 2006 to December 31, 2006, and the year ended December 31, 2007
F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2005, the periods from January 1, 2006 to August 1, 2006, and from August 2, 2006 to December 31, 2006, and the year ended December 31, 2007
F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Mobile Services Group, Inc.
We have audited the accompanying consolidated balance sheets of Mobile Services Group, Inc. and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 (Predecessor Company), the period from January 1, 2006 to August 1, 2006 (Predecessor Company), the period from August 2, 2006 to December 31, 2006 (Successor Company) and the year ended December 31, 2007 (Successor Company). Our audits also included the financial statement schedule listed in the Index at Item 15(b)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, Mobile Services Group, Inc. consummated a transaction with MSG WC Holdings Corp. on August 1, 2006. As a result, the periods presented in the accompanying consolidated financial statements reflect a new basis of accounting beginning August 2, 2006.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mobile Services Group, Inc. and subsidiaries as of December 31, 2006 and 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 (Predecessor Company), the period from January 1, 2006 to August 1, 2006 (Predecessor Company), the period from August 2, 2006 to December 31, 2006 (Successor Company) and the year ended December 31, 2007 (Successor Company) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, Mobile Services Group, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/ Ernst & Young LLP

Woodland Hills, California
March 18, 2008

MOBILE SERVICES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	Successor
	December 31,
	2006	2007

Assets:
Cash and cash equivalents	$1,469	$2,331
Accounts receivable, net of allowance for doubtful accounts of $701 and $1,316 at December 31, 2006 and 2007, respectively	30,582	34,595
Inventories	5,550	14,492
Lease equipment, net of accumulated depreciation of $5,384 and $17,622 at December 31, 2006 and 2007, respectively	301,630	344,415
Property and equipment, net of accumulated depreciation of $1,617 and $6,534 at December 31, 2006 and 2007, respectively	19,973	29,077
Goodwill	296,854	313,885
Other intangible assets, net	77,955	76,402
Deferred financing costs, net	15,246	13,111
Prepaid expenses and other assets	5,342	7,648
Assets held for sale and discontinued operations	7,567	64

Total assets	$762,168	$836,020

Liabilities:
Accounts payable	$11,169	$13,911
Accrued liabilities	22,567	28,945
Customer deposits	5,998	6,420
Senior revolving credit facility	172,267	218,737
Capital leases and other notes payable	3,268	7,603
9 3/4% Senior Notes Due 2014	200,000	200,000
Deferred income taxes	72,403	69,789

Total liabilities	487,672	545,405
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 1,200,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2006 and 2007, respectively	265,538	268,706
Notes receivable from stockholders	(610)	—
Accumulated other comprehensive income	4,191	5,856
Retained earnings	5,377	16,053

Total stockholders’ equity	274,496	290,615

Total liabilities and stockholders’ equity	$762,168	$836,020

See accompanying notes to consolidated financial statements.

MOBILE SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Predecessor		Successor
		Period from	Period from
	Year Ended	January 1, 2006	August 2, 2006	Year Ended
	December 31,	to August 1,	to December 31,	December 31,
	2005	2006	2006	2007
Revenues:
Lease and lease related	$143,417	$91,088	$75,596	$192,318
Sales	35,584	22,410	14,812	40,809

Total revenues	179,001	113,498	90,408	233,127
Costs and expenses:
Cost of sales	27,114	16,223	10,289	28,784
Trucking and yard costs	44,764	27,965	23,053	58,833
Depreciation and amortization	19,471	12,191	8,223	22,216
Selling, general and administrative expenses	46,909	32,103	25,797	70,475
Management fees	400	329	29	—
Acquisition transaction expenses	—	40,306	—	—

Income (loss) from operations	40,343	(15,619)	23,017	52,819
Other income (expense):
Interest expense, net	(26,249)	(15,557)	(14,832)	(38,213)
Foreign currency translation gain (loss)	(1,386)	212	74	714
Loss on early extinguishment of debt	(780)	—	—	—
Other income (expense)	(241)	(84)	(58)	(141)

Income (loss) from continuing operations before provision (benefit) for income taxes	11,687	(31,048)	8,201	15,179
Provision (benefit) for income taxes	4,652	(9,240)	3,012	3,393

Income (loss) from continuing operations	7,035	(21,808)	5,189	11,786
Income (loss) from discontinued operations (net of tax provision of $122, $225 and $125 for the year 2005, and the periods from January 1 to August 1, 2006 and from August 2 to December 31, 2006 respectively, and net of tax benefit of $697 for the year 2007)	184	337	188	(1,110)

Net income (loss)	$7,219	$(21,471)	$5,377	$10,676

See accompanying notes to consolidated financial statements.

MOBILE SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

					Notes	Accumulated	Retained
	Preferred Stock		Common Stock		Receivable	Other	Earnings
	Number of		Number of		From	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Stockholders	Income (Loss)	Deficit)	Total
Predecessor:
Balances, January 1, 2005	4,489,000	21,621	220,000	63,941	—	18,883	(17,607)	86,838
Redemption of common stock	—	—	—	(52)	—	—	—	(52)
Redemption of Series B, H, I and J preferred stock, including cumulative dividends	(210,000)	(2,096)	—	—	—	—	(405)	(2,501)
Preferred stock dividends, $1.07 per share in cash	—	—	—	—	—	—	(2,468)	(2,468)
Comprehensive income (loss):
Net income	—	—	—	—	—	—	7,219	7,219
Adjustment for foreign currency translation	—	—	—	—	—	(8,172)	—	(8,172)

Comprehensive loss								(953)

Balances, December 31, 2005	4,279,000	19,525	220,000	63,889	—	10,711	(13,261)	80,864
Stock-based compensation	—	—	—	3,041	—	—	—	3,041
Redemption of common stock	—	—	—	(8)	—	—	—	(8)
Redemption of Series G and K preferred stock, including cumulative dividends	(2,360,000)	(236)	—	—	—	—	(702)	(938)
Preferred stock dividends, $0.54 per share in cash	—	—	—	—	—	—	(1,159)	(1,159)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(21,471)	(21,471)
Adjustment for foreign currency translation	—	—	—	—	—	5,495	—	5,495

Comprehensive loss								(15,976)

Balances, August 1, 2006	1,919,000	19,289	220,000	66,922	—	16,206	(36,593)	65,824
Elimination of historical stockholders’ equity upon consummation of the Acquisition	(1,919,000)	(19,289)	(220,000)	(66,922)	—	(16,206)	36,593	(65,824)

Successor:
Balances, August 2, 2006	—	—	—	—	—	—	—	—
Equity contributions	—	—	1,000	263,876	—	—	—	263,876
Notes receivable from stockholders	—	—	—	—	(610)	—	—	(610)
Stock-based compensation	—	—	—	1,662	—	—	—	1,662
Comprehensive income:
Net income	—	—	—	—	—	—	5,377	5,377
Adjustment for foreign currency translation	—	—	—	—	—	4,191	—	4,191

Comprehensive income								9,568

Balances, December 31, 2006	—	—	1,000	265,538	(610)	4,191	5,377	274,496
Notes paid by stockholders	—	—	—	—	610	—	—	610
Stock-based compensation	—	—	—	2,988	—	—	—	2,988
Exercise of stock options	—	—	—	180	—	—	—	180
Comprehensive income:
Net income	—	—	—	—	—	—	10,676	10,676
Adjustment for foreign currency translation	—	—	—	—	—	1,665	—	1,665

Comprehensive income								12,341

Balances, December 31, 2007	—	$—	1,000	$268,706	$—	$5,856	$16,053	$290,615

See accompanying notes to consolidated financial statements.

MOBILE SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Predecessor		Successor
		Period from	Period from
	Year Ended	January 1, 2006	August 2, 2006	Year Ended
	December 31,	to August 1,	to December 31,	December 31,
	2005	2006	2006	2007
Operating activities
Net income (loss)	$7,219	$(21,471)	$5,377	$10,676
(Income) Loss from discontinued operations	(184)	(337)	(188)	1,110

Income (loss) from continuing operations	7,035	(21,808)	5,189	11,786
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Foreign currency translation loss (gain)	1,386	(212)	(74)	(714)
Loss on early extinguishment of debt	780	—	—	—
Provision for doubtful accounts	768	744	147	1,644
Write-off of receivables due from affiliates	—	527	—	—
Amortization of deferred financing costs and original issue discount	3,180	2,107	1,093	3,311
Depreciation	17,822	11,246	7,001	18,385
Amortization	1,649	945	1,222	3,831
Acceleration of original issue discount and prepayment penalty on Subordinated Notes	—	11,450	—	—
Write-off of deferred financing costs	—	8,144	—	—
Deferred income taxes	3,616	(10,386)	2,365	3,004
Stock-based compensation	—	3,041	1,662	3,168
Changes in operating assets and liabilities:
Accounts receivable	(1,513)	(1,452)	(1,575)	(6,162)
Inventories	(3,944)	(5,652)	797	(9,495)
Prepaid expenses and other assets	(1,071)	(580)	(43)	(2,355)
Accounts payable and accrued liabilities	5,458	5,969	6,770	9,015
Accrued Acquisition Transaction Expenses	—	17,162	—	—

Net cash provided by operating activities – continuing Operations	35,166	21,245	24,554	35,418
Net cash provided by operating activities – discontinued operations	29	55	48	7,350

Net cash provided by operating activities	35,195	21,300	24,602	42,768

Investing activities
Acquisition of Predecessor	—	—	(317,138)	—
Acquisition payment of Predecessor transaction expenses	—	—	(17,162)	—
Other acquisitions, net	(4,890)	(8,757)	(12,155)	(31,039)
Purchases of lease equipment	(32,466)	(17,109)	(17,483)	(38,931)
Purchases of property and equipment	(6,266)	(2,416)	(2,198)	(7,427)
Proceeds from assets held for sale	1,024	—	—	—

Net cash used in investing activities	(42,598)	(28,282)	(366,136)	(77,397)

Financing activities
Borrowings (payments) under BofA Credit Facility	18,590	11,060	(192,278)	—
Borrowings under New Credit Facility	—	—	168,592	52,717
Payments under New Credit Facility	—	—	—	(16,784)
Redemption of Subordinated Notes	—	—	(83,200)	—
Issuance of 9 3/4% Senior Notes due 2014	—	—	200,000	—
Deferred financing costs	(2,600)	(1,160)	(15,313)	—
Payments on capital leases and notes payable	(1,620)	(562)	(208)	(1,176)
Proceeds on note receivable from stockholder	—	—	—	610
Proceeds from exercise of stock options	—	—	—	180
Equity contributions	—	—	263,266	—
Redemption of Predecessor common stock	(52)	(8)	—	—
Predecessor preferred stock dividends paid	(2,468)	(1,159)	—	—
Predecessor redemptions of preferred stock	(2,501)	(938)	—	—

Net cash provided by financing activities	9,349	7,233	340,859	35,547
Effect of foreign exchange rate changes on cash	(1,946)	(251)	2,144	(56)

Net increase in cash	—	—	1,469	862
Cash and cash equivalents at beginning of period	—	—	—	1,469

Cash and cash equivalents at end of period	$—	$—	$1,469	$2,331

See accompanying notes to consolidated financial statements.

MOBILE SERVICES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Predecessor		Successor
		Period from	Period from
	Year Ended	January 1, 2006	August 2, 2006 to	Year Ended
	December 31,	to August 1,	December 31,	December 31,
	2005	2006	2006	2007

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$22,858	$13,550	$4,848	$35,161

Income taxes (refunded)	$1,618	$1,715	$553	$(1,505)

Supplemental disclosure of noncash investing and financing activities:
Details of acquisitions:
Fair value of assets acquired	$5,032	$8,965	$12,155	$31,936
Liabilities assumed	(142)	(208)	—	(897)

Net cash paid in connection with acquisitions	$4,890	$8,757	$12,155	$31,039

Capitalized lease obligations incurred	$—	$229	$238	$5,421

Issuance of common stock in exchange for notes receivable	$—	$—	$610	$—

Accrued payment to Predecessor stockholders	$—	$—	$1,089	$—

Changes in assets and liabilities used in the Company’s consolidated statement of cash flows for the period ended December 31, 2006 have been determined using the Successor’s opening balance sheet at August 2, 2006 which includes the push down of purchase accounting. Refer to Note 1 to the consolidated financial statements for a summary of the values attributed to the Company’s assets and liabilities in the Acquisition transaction.
As a result of the purchase price allocation, the consolidated statement of cash flows for the period ended December 31, 2006 excludes a non-cash decrease to inventories and lease equipment of $337 and $2,069, respectively, and a non-cash increase to other intangible assets and net deferred tax liabilities of $65,287 and $26,252, respectively.
See accompanying notes to consolidated financial statements.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Business and Basis of Presentation
Organization and Business
Mobile Services Group, Inc. (the “Company”) is an international provider of portable storage solutions with 87 locations throughout the United States and the United Kingdom. The Company leases and sells portable storage containers, trailers and mobile offices. The Company has a diversified customer base, including large national and small local companies in the construction, services, retail, manufacturing, transportation, utilities and government sectors. These customers use portable storage solutions for a variety of purposes, including storing and transporting inventory, equipment and documents and providing temporary office space.
The consolidated financial statements include the accounts of the Company and its subsidiaries, including its operating company in the United Kingdom, Ravenstock MSG Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.
Acquisition
On August 1, 2006, MSG WC Holdings Corp. (“Holdings” or “Parent”), an entity controlled by Welsh Carson and its affiliates, acquired control of the capital stock of the Company in exchange for consideration of approximately $606,000, subject to certain adjustments and excluding fees and expenses. The Acquisition was financed with $362,000 of debt financing and $263,876 of cash contributions from Welsh Carson and its affiliates and certain members of the Company’s management in exchange for common equity. A portion of the consideration was used to repay in full the BofA Credit Facility, to repay in full all of the Company’s Subordinated Notes and to redeem all of its issued and outstanding preferred stock.
The $362,000 of debt financing consists of the following:
(i)	$200,000 of 9 3/4% Senior Notes issued by the Company and its wholly-owned subsidiary Mobile Storage Group, Inc. on the closing date of the Acquisition; and

(ii)	a New Credit Facility, which includes a £85,000 U.K. borrowing sublimit. A total of $162,000 was drawn on the New Credit Facility on the closing date, including £37,716 drawn under the Company’s U.K. borrowing sublimit. The New Credit Facility matures on August 1, 2011.
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
The Acquisition was accounted for by Holdings using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the total purchase price, including related fees and expenses, are to be allocated to the acquired net assets based upon their estimated fair value as of August 1, 2006. In addition, the Securities and Exchange Commission requires the application of “push down accounting” in business combinations where the ownership of an entity has changed. Thus, the post-Acquisition financial statements of the Company, as the acquired entity, reflect the new basis of accounting in accordance with Staff Accounting Bulletin, which we refer to as “SAB” 54.
All references in the consolidated financial statements and the accompanying notes thereto to events or activities which occurred prior to the completion of the Acquisition on August 1, 2006 relate to Mobile Services Group, Inc., as the predecessor company (the “Predecessor”). All references in the consolidated financial statements and the accompanying notes thereto to events or activities which occurred after completion of the Acquisition on August 1, 2006 relate to Mobile Services Group, Inc., as the successor company (the “Successor”).

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Business and Basis of Presentation (continued)
Acquisition (continued)
The following table summarizes the fair values assigned to the Company’s assets acquired and liabilities assumed in connection with the Acquisition on August 1, 2006. The fair values allocated to other intangible assets were determined based on a third-party valuation performed as of August 1, 2006. The data in the table below reflects a refinement made by the Company during 2007 of its preliminary purchase price allocation, resulting in a $240 decrease in accounts receivable, a $3,854 reduction to the acquired lease equipment, a $2,411 increase in accrued liabilities, and a $5,280 decrease in deferred income tax liabilities, with comparable adjustments to acquired goodwill.

Accounts receivable	$28,163
Inventories	13,189
Lease equipment	274,493
Property and equipment	18,367
Goodwill	292,568
Other intangible assets	75,902
Deferred financing costs	16,171
Prepaid expenses and other assets	8,694

Total assets acquired	727,547

Accounts payable and accrued liabilities	35,085
New Credit Facility	162,000
9 3/4% Senior Notes due 2014	200,000
Other debt obligations	3,135
Deferred income taxes	63,451

Total liabilities assumed	463,671

Net assets acquired	$263,876

The Company incurred the following costs as a result of the Acquisition and related financing transactions which were recorded by the Predecessor as of August 1, 2006. These costs are referred to herein collectively as the “Acquisition Transaction Expenses.”

Write-off of deferred financing costs related to the BofA Credit Facility	$8,144
Payment of original issue discount upon early redemption of Subordinated Notes	8,250
Prepayment penalty upon early redemption of Subordinated Notes	3,200
Compensation costs related to the acceleration of vesting of stock options	2,341
Write-off of receivables due from CMSI Capital Holdings, Inc.	527
Professional fees and other transaction expenses	17,844

Acquisition Transaction Expenses	$40,306

Upon consummation of the Acquisition on August 1, 2006, the Company paid $6,091 and $6,000 in transaction fees to its former majority stockholder and Welsh Carson, respectively. These amounts are included in the Acquisition Transaction Expenses, except for $3,461 of the fees paid to Welsh Carson which are included in our net deferred financing costs as of December 31, 2006.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Business and Basis of Presentation (continued)
Acquisition (continued)
The following unaudited pro forma information has been prepared as if the Acquisition had occurred as of the beginning of the periods presented for the Predecessor. The pro forma adjustments for the years ended December 31, 2004 and 2005, and the period from January 1, 2006 to August 1, 2006, include estimated adjustments for the following items: a) a decrease to depreciation and amortization expense which amounts to $1,414, $1,647 and $1,037, respectively, related to adjustments to the depreciation of lease equipment resulting from the adjustment to fair value at the date of the Acquisition as well as adjustments to amortization expense resulting from the amortization of other intangible assets recorded in connection with the Acquisition b) the elimination of management fees charged by the Company’s former majority stockholder which amounts to $422, $400 and $329, respectively; c) an increase to interest expense based on the Company’s capitalization structure upon consummation of the Acquisition which amounts to $6,691, $6,730 and $4,587, respectively; and d) the related income tax effects of such pro forma adjustments resulting in a decrease to the income tax provision of $1,942 and $1,873, and an increase in the income tax benefit of $1,288, respectively.

	Predecessor
		Period from
	Year Ended	January 1 to
	December 31,	August 1,
	2005	2006
	(Unaudited)

Total revenues	$179,001	$113,498
Income (loss) from continuing operations before provision (benefit) for income taxes	$7,004	$(34,269)
Net income (loss)	$4,409	$(23,404)
2. Summary of Significant Accounting Policies
Revenue Recognition
The Company leases and sells portable storage containers, trailers and mobile offices to its customers. Leases to customers are generally on a short-term basis qualifying as operating leases. The aggregate lease payments are generally less than the purchase price of the equipment. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectability is reasonably assured.
Revenue from sales and lease equipment unit delivery, pick-up and repositioning is recognized when these services are provided. Costs associated with these activities are included in trucking and yard costs in the consolidated statements of operations.
Customers in the United States are often billed in advance for each 28-day period and customers in the United Kingdom are generally billed monthly in arrears. Deferred revenue is recorded for the unearned portion of pre-billed lease income.
Cash and Cash Equivalents
The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
2. Summary of Significant Accounting Policies (continued)
Concentration of Credit Risk
Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry segments. The Company’s receivables related to sales are generally secured by the equipment sold to the customer. The Company’s receivables related to its lease operations are primarily small month-to-month amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment.
Inventories
Inventories consist primarily of equipment held for sale and are carried at the lower of cost or market. Cost of equipment is determined when acquired and is based on the specific-identification method.
Lease Equipment
Lease equipment consists primarily of portable storage containers, trailers and mobile offices used by the Company in its lease fleet. The lease equipment is recorded at cost and depreciated on a straight-line basis, containers over the estimated life of 20 years and trailers and portable offices (steel and timber) over the estimated lives of 15 years (prior to January 1, 2005). Salvage values are determined when the lease equipment is acquired and are typically 70% for containers, 50% for trailers (prior to January 1, 2005) and 10% for portable offices.
Effective January 1, 2005, the Company changed its estimate of salvage value for trailers from 50% to 10% and changed the estimated life of portable timber offices from 15 to 10 years. These changes in estimates resulted from the Company’s historical experience with this equipment and are consistent with industry practice. These changes in estimates were implemented on a prospective basis and resulted in additional depreciation expense in 2005 of approximately $4,600. Management believes the estimated salvage values do not cause carrying values to exceed net realizable values. Normal repairs and maintenance to lease equipment are expensed as incurred.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with acquisitions. The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets be reviewed for impairment at least annually. The Company tests goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the required impairment tests of goodwill and indefinite-lived intangible assets as of October 1, 2005, 2006 and 2007. The Company has determined that no impairments related to goodwill and indefinite-lived intangible assets exist.
Other intangible assets with finite useful lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of noncompete covenants and customer relationships which are amortized over the expected period of benefit which range from five to ten years. Noncompete covenants are amortized using the straight-line method while customer relationships are amortized using an accelerated method that reflects the related customer attrition rates.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
2. Summary of Significant Accounting Policies (continued)
Goodwill and Other Intangible Assets (continued)
In connection with the Acquisition completed on August 1, 2006, the Company allocated $16,293 to customer relationships with a useful life of 10 years, and $59,609 to trade names based on a third-party valuation of the estimated fair values of these intangible assets as of August 1, 2006. At December 31, 2006 and 2007, noncompete covenants amounted to $1,263 and $1,162 , respectively, net of accumulated amortization of $369 and $972, respectively. Customer relationships amounted to $16,105 and $14,261 as of December 31, 2006 and 2007, respectively, net of accumulated amortization of $759 and $3,701, respectively. The amortization of intangible assets resulted in amortization expense which amounted to $1,649, $945, $1,222 and $3,831 for the year ended December 31, 2005, the periods from January 1, 2006 to August 1, 2006 and from August 2, 2006 to December 31, 2006, and the year ended December 31, 2007, respectively. Included in other intangible assets are indefinite-lived trade names which amount to $60,587 and $60,979 as of December 31, 2006 and 2007, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2007, is as follows:

2008	$3,800
2009	2,286
2010	1,600
2011	1,177
2012 and thereafter	6,560

$15,423

Impairment of Long-Lived Assets
The Company periodically reviews for the impairment of long-lived assets and certain identifiable intangibles and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount.
Accrued Liabilities
Included in accrued liabilities in the accompanying consolidated balance sheets are deferred revenues totaling $1,446 and $1,926 as of December 31, 2006 and 2007, respectively, resulting from advanced billings for a portion of the Company’s customers.
Fair Value of Financial Instruments
The estimated fair value of financial instruments has been determined by the Company using available market information valuation methodologies. Management uses judgment in estimating fair values. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange.
The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair values. The carrying amounts of the Company’s borrowings under the Subordinated Notes and the revolving credit facility approximate fair value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements or since the floating rates change with market conditions. The estimated fair value of the Company’s 9 3/4% Senior Notes is approximately $183,250 at December 31, 2007 based on quoted market prices.
Income Taxes
Deferred income taxes have been provided for using the liability method. Deferred tax assets and liabilities are determined based upon the difference between the financial statement bases and tax bases of assets and liabilities as measured by the enacted tax rate which will be in effect when these differences are expected to reverse. These differences are primarily related to depreciation. Foreign taxes are provided based on the tax rates of the country of the subsidiary.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
2. Summary of Significant Accounting Policies (continued)
Advertising
The Company expenses costs of advertising as incurred, except for direct-response advertising which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of costs incurred for directory listings which guide customers to the Company. The capitalized costs are amortized over the periods the directories are current and no longer than 12 months.
Advertising costs of approximately $870 and $974 were capitalized and included in prepaid expenses and other assets at December 31, 2006 and 2007, respectively, and will be amortized over the related direct response marketing period. Advertising expenses totaled $2,553, $1,766, $1,221 and $3,650 for the year ended December 31, 2005, for the periods from January 1 to August 1, 2006 and August 2 to December 31, 2006, and for the year ended December 31, 2007, respectively.
Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during each fiscal quarter. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive income (loss) in stockholders’ equity.
Ravenstock MSG Limited has outstanding U.S. dollar-denominated short-term intercompany receivables of $1,745 at December 31, 2006 and short-term intercompany borrowings of $3,683 as of December 31, 2007. These borrowings are remeasured at each reporting date with the impact of the remeasurement being recorded in foreign currency translation gain in the consolidated statements of income.
Employee Stock Options
On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” SFAS 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. The fair value of employee stock options is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
As required, the Company adopted SFAS 123(R) effective on January 1, 2006, using the modified-prospective transition method. Under this method, the compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior year financial statements are not restated. The Company recorded $3,041, $1,662, and $3,168 in compensation expense during the period from January 1, 2006 to August 1, 2006, the period from August 2, 2006 to December 31, 2006, and the year ended December 31, 2007, respectively relating to the adoption of SFAS 123(R), of which $2,341 is included in Acquisition Transaction Expenses during the period January 1, 2006 to August 1, 2006, while the remaining amounts are included in selling, general and administrative expense, during each respective period. This resulted in a decrease of $3,041, $1,662, and $3,168 to income from operations and approximately $1,210, $660 and $1,260 to net income during the period from January 1, 2006 to August 1, 2006, the period from August 2, 2006 to December 31, 2006, and the year ended December 31, 2007, respectively. The adoption of SFAS 123(R) had no effect on the Company’s cash flows.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
2. Summary of Significant Accounting Policies (continued)
Employee Stock Options (continued)
For the year ended December 31, 2005, the Company accounted for stock-based compensation grants under the intrinsic value method in accordance with APB 25, whereby no compensation expense is recognized in the consolidated financial statements for stock-based employee awards if the exercise price is equal to or greater than the fair value of the Company’s common stock on the date of grant. Under the fair-value accounting method, the fair value of each option granted has been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Risk-free interest rate range	3.8%-4.2%
Expected holding period	5 years
Dividend rate	0.0%
Volatility	34.0%
Under these assumptions, the weighted-average fair value of the stock option grants during the year ended December 31, 2005 was $325.98 per share. These amounts are amortized over the vesting period of the options. If the Company had accounted for stock options consistent with the fair-value accounting method, utilizing the assumptions detailed above, the Company’s net income would have been as follows:

Predecessor
Year Ended
December 31,
2005
Net income as reported	$7,219
Pro forma stock-based employee compensation (cost) benefit under fair-value method	1,041

Pro forma net income	$8,260

The Company’s stock option plan was terminated on August 1, 2006 in connection with the consummation of the Acquisition. See “Stock Option Plans” in Note 10 for additional information.
Comprehensive Income (Loss)
For the year ended December 31, 2005, the periods from January 1, 2006 to August 1, 2006 and from August 2, 2006 to December 31, 2006, and the year ended December 31, 2007, comprehensive income (loss) amounted to $(953), $(15,976), $9,568 and $12,341, respectively. The difference between net income and comprehensive income relates to the Company’s change in foreign currency translation adjustments.
Segment Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on the provisions of SFAS 131 and the manner in which the chief operating decision maker analyzes the business, the Company has determined it does not have separately reportable operating segments.
Estimates and Assumptions
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
2. Summary of Significant Accounting Policies (continued)
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 7 — “Income Taxes” for further discussion.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements. Because Statement No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe the adoption of this Statement will have a material effect on its results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company does not believe the adoption of this statement will have a material effect on its results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”, which replaces SFAS No 141. SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes some significant changes to existing accounting practices for acquisitions. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company is currently evaluating the impact SFAS 141R will have on its future business combinations.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
3. Acquisitions
The Company acquired the assets of certain companies during the year ended December 31, 2005, the periods from January 1, 2006 to August 1, 2006 and from August 2, 2006 to December 31, 2006 and the year ended December 31, 2007, for an aggregate purchase price of $4,890, $8,757, $12,155 and $31,039, respectively, which the Company paid in cash. The acquisitions were accounted for as purchases and the acquired assets were recorded at their estimated fair values on the date of acquisition. The accompanying consolidated financial statements include the operations of the acquired companies from the respective dates of acquisition.
The fair value of the assets acquired and liabilities assumed has been allocated as follows:

	Predecessor		Successor
		Period from	Period from
	Year Ended	January 1 to	August 2 to	Year Ended
	December 31,	August 1,	December 31,	December 31,
	2005	2006	2006	2007

Accounts receivable	$28	$—	$—	$—
Lease equipment	3,178	6,948	7,386	15,224
Property and equipment	194	233	—	1,378
Non-compete agreements	25	100	—	350
Goodwill	1,159	1,009	3,701	14,173
Customer relationships	448	675	1,068	811
Accrued liabilities	(142)	(208)	—	(897)

	$4,890	$8,757	$12,155	$31,039

The following unaudited pro forma information presents a summary of results of operations of the Company as if the transactions described above had occurred at the beginning of the respective year of acquisition. The pro forma results adjust for the amortization of other intangible assets, the increase in interest expense and certain income tax adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates or of future results of operations of the combined entities.

	Predecessor		Successor
		Period from	Period from
	Year Ended	January 1 to	August 2 to	Year Ended
	December 31,	August 1,	December 31,	December 31,
	2005	2006	2006	2007
	(Unaudited)
Revenues	$179,816	$113,672	$91,693	$239,779
Income(loss) from operations	$40,959	$(15,525)	$23,530	$55,924
Net income (loss)	$7,608	$(21,415)	$5,685	$9,008
4. Property and Equipment
Property and equipment consist of the following:

	Successor
	December 31,
	2006	2007
Land and building	$3,876	$5,218
Transportation equipment	13,603	22,439
Furniture, fixtures and office equipment	3,465	6,403
Leasehold improvements	646	1,551

	21,590	35,611
Less accumulated depreciation	(1,617)	(6,534)

	$19,973	$29,077

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
5. Financing
Senior Revolving Credit Facility
In December 2005, the Company refinanced its borrowings under its existing credit facility by entering into a new 5-year agreement with Bank of America (the “BofA Credit Facility”) as agent for a bank syndicate, up to a maximum of $260,000. The BofA Credit Facility consisted entirely of revolving loans which had no scheduled principal payments prior to maturity in December 2009. As a result of the debt refinancing completed in December 2005, the Company recorded a loss on the early extinguishment of debt of $780 for the write-off of the remaining unamortized deferred loan costs and prepayment penalties relating to its existing credit facility.
Borrowings under the BofA Credit Facility were secured by a lien on substantially all of the Company’s assets and were based on a borrowing base amount determined by a percentage of the collateral value of the lease equipment, accounts receivable and inventories. The lease equipment was required to be appraised at least annually and the advance rates were determined annually at the time of the appraisal. The advance rate for the lease fleet assets was calculated by dividing the lesser of (1) 85% of Orderly Liquidation Value as determined by the annual appraisal or (2) 90% of net book value by the net book value of total rental fleet for the U.S. or U.K. As of December 31, 2005, the lease equipment advance rate for the U.S. was 89.7% and for the U.K. was 84.5%. Interest was payable monthly or with respect to LIBOR borrowings, either quarterly or on the last day of the applicable interest period. The revolving loans bore interest at U.S. LIBOR or U.K. LIBOR plus 1.75% to 3.0% or at U.S. Base Rate or U.K. Base Rate, as defined, plus 0% to 1.25%. At December 31, 2005, substantially all outstanding revolving loans bore interest at U.S. LIBOR or U.K. LIBOR plus 2.5%. At December 31, 2005, the Company’s weighted-average interest rate on outstanding obligations under the BofA Credit Facility was 7.22%.
Borrowings under the BofA Credit Facility were fully repaid and the facility was extinguished in connection with the Acquisition on August 1, 2006. As a result, the Company wrote-off $8,144 in remaining unamortized deferred loan costs related to the BofA Credit Facility (included in Acquisition Transaction Expenses).
In connection with the Acquisition on August 1, 2006, the Company entered into the New Credit Facility. The New Credit Facility is a senior secured, asset-based revolving credit facility providing for loans of up to $300,000, subject to specified borrowing base formulas, of which the dollar equivalent of up to £85,000 can be drawn in borrowings denominated in British pounds and may be borrowed (and re-borrowed) by Ravenstock for use in the Company’s U.K. operations. The Company may also incur up to $50,000 of additional senior secured debt under the New Credit Facility, subject to the consent of the joint-lead arrangers under the New Credit Facility, the availability of lenders willing to provide such incremental debt and compliance with the covenants and certain other conditions under the New Credit Facility.
As of December 31, 2007, the Company’s aggregate borrowing capacity pursuant to the borrowing base under the New Credit Facility amounts to $81,263 , net of the $218,737 in outstanding borrowings as of December 31, 2007.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
5. Financing (continued)
Senior Revolving Credit Facility (continued)
Borrowings under the New Credit Facility are secured by a lien on substantially all of the Company’s assets. Such borrowings are governed by a borrowing base, with respect to the Company’s domestic assets (including assets of subsidiary guarantors) and the assets of Ravenstock (including assets of subsidiary guarantors), respectively, consisting of the sum of (i) 85.0% of eligible accounts receivable, plus (ii) the lesser of 100.0% of the net book value and 90.0% of the net orderly liquidation value of eligible lease fleet assets, plus (iii) the lesser of 90.0% of the net book value of and 80.0% of the net orderly liquidation value of eligible machinery and equipment, plus (iv) (A) until an acceptable appraisal is received, 90% of the net book value of eligible inventory (subject to an aggregate $25,000 inventory sublimit) or (B) after an acceptable appraisal is received, the lesser of (x) 90% of the net book value of eligible inventory and (y) 90% of the net orderly liquidation value of eligible inventory (subject to an aggregate $25,000 inventory sublimit, provided that the inventory sublimit may be increased up to $35,000 subject to the completion of an appraisal of the eligible inventory). The borrowing base is also subject to certain other adjustments and reserves to be determined by the administrative agent for the lenders under the New Credit Facility. In general, borrowings under the New Credit Facility bear interest based, at the Company’s option, on either the agent lender’s base rate or U.S. or U.K. LIBOR, in each case plus a margin. The applicable margin on base rate borrowings can range from 0.5% to 1.25% and 1.5% to 2.25% for LIBOR borrowings based on the Company’s ratio of total debt to EBITDA at the time of determination. As of December 31, 2007, the interest rate for borrowings under the New Credit Facility is based on the agent lender’s base rate plus 1.0% or LIBOR plus 2.0%. The Company’s weighted-average interest rate on outstanding obligations under the New Credit Facility as of December 31, 2007 is 7.52%.
The New Credit Facility places various restrictions on the Company, including the incurrence of additional debt, specified limits on capital expenditures and acquisitions, the amounts of dividends which can be paid by the Company, and does not allow for dividends to be paid on common stock. In addition, the New Credit Facility requires the Company to meet specific financial ratios if the total aggregate borrowing capacity falls below $30,000. Had the Company been subject to such financial ratios as of December 31, 2007, the Company would have been in full compliance.
The Company had $3,446 in letters of credit outstanding at December 31, 2007 related to its workers compensation and automobile insurance policies. There were no outstanding draws against such letters of credit as of December 31, 2007.
Subordinated Notes
The Company’s subordinated notes, as amended (the “Subordinated Notes”), consisted of notes held by The Northwestern Mutual Life Insurance Company, Caisse de depot et placement du Quebec, John Hancock Life Insurance Company and its affiliates and New York Life Insurance Company. The Subordinated Notes were issued in principal amounts of $25,000 and $55,000 in the years ended December 31, 2001 and 2002, respectively, and bore interest at 12% per annum with interest payable semiannually. The notes required a lump-sum principal repayment in an amount equal to $50 for each $1,000 principal amount of the notes then outstanding on December 30, 2008, with the remaining principal due June 29, 2010.
Amortization of the original issue discount amounted to $1,317 and $908 for the year ended December 31, 2005, and the period from January 1, 2006 to August 1, 2006, respectively, and is included in interest expense in the consolidated statements of operations. The Subordinated Notes placed various restrictions on the Company and required the Company to meet specific financial ratios in order to incur additional debt, subject to certain exceptions.
In connection with the Acquisition on August 1, 2006, the Company paid $83,200 to redeem all of the Subordinated Notes at face value, including $3,200 of prepayment penalties plus all accrued interest through the redemption date.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
5. Financing (continued)
Senior Notes
In connection with the Acquisition, the Company issued $200,000 of Senior Notes on August 1, 2006. Interest on the Senior Notes accrues at a rate of 9 3/4% per annum and is payable on February 1 and August 1 of each year, beginning on February 1, 2007. The Senior Notes mature on August 1, 2014. The Senior Notes place various restrictions on the Company, including the incurrence of additional debt, sales of assets and payment of dividends. The Company is in compliance with the debt covenants under the Senior Notes as of December 31, 2007. The Senior Notes are senior unsecured obligations of the Company and are guaranteed by all of the Company’s current and future domestic subsidiaries, except for certain immaterial domestic subsidiaries. Such notes and guarantees are effectively junior to all of the Company’s secured indebtedness to the extent of the collateral securing such indebtedness. The Senior Notes are not guaranteed by any of the Company’s foreign subsidiaries and are structurally subordinated to the indebtedness and other liabilities of such non-guarantor subsidiaries. See Note 17 – Condensed Consolidating Financial Information, for financial information regarding the Company’s guarantor and non-guarantor subsidiaries.
Other Notes Payable
Included in capital leases and other notes payable are certain notes payable with a principal balance outstanding of $1,301 and $946 as of December 31, 2006 and 2007, respectively. Future payments on other notes payable obligations are as follows: 2008 – $199; 2009 – $279; 2010 – $231; 2011 – $104; 2012 – $92; Thereafter – $41.
6. Obligations Under Capital Leases
Included in capital leases and other notes payable are certain capital lease obligations expiring through 2013 with various leasing companies with a principal balance outstanding of $1,967and $6,657 as of December 31, 2006 and 2007, respectively. The lease agreements provide the Company with a purchase option at the end of the lease term based on an agreed-upon percentage of the original cost of the equipment. These leases have been capitalized using interest rates ranging from approximately 5.5% to 8.5%. The leases are secured by the equipment under lease. At December 31, 2006 and 2007, equipment acquired under capital leases and related accumulated depreciation are included in lease equipment, net.
Future payments under capitalized lease obligations are as follows:

2008	$1,778
2009	1,771
2010	1,701
2011	1,427
2012	864
Thereafter	474

Total payments	8,015
Less amounts representing interest	(1,358)

$6,657

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
7. Income Taxes
The provision (benefit) for income taxes from continuing operations is as follows:

	Predecessor		Successor
		Period from	Period from
	Year Ended	January 1 to	August 2 to	Year Ended
	December 31,	August 1,	December 31,	December 31,
	2005	2006	2006	2007

Current:
Federal	$—	$—	$—	$73
State	220	193	46	82
Foreign	816	953	601	234

	1,036	1,146	647	389

Deferred:
Federal	2,770	(9,336)	1,962	2,340
State	365	(986)	217	1,568
Foreign	481	(64)	186	(904)

	3,616	(10,386)	2,365	3,004

	$4,652	$(9,240)	$3,012	$3,393

Foreign income from continuing operations before provision for taxes for foreign operations is $5,225, $824, $2,987 and $5,137 for the year ended December 31, 2005, the periods from January 1, 2006 to August 1, 2006 and from August 2, 2006, to December 31, 2006, and the year ended December 31, 2007, respectively.
The net deferred tax asset and liability in the accompanying consolidated balance sheets consist of the following components:

	Successor
	December 31,
	2006	2007
Deferred tax liabilities:
Depreciation	$72,971	$73,178
Goodwill and other intangible assets	30,771	27,812
Transaction gain	2,782	2,730
Other	671	15

Total deferred tax liabilities	107,195	103,735
Deferred tax assets:
Tax loss carryforward	30,491	29,170
Stock compensation	648	1,861
Intangibles amortization	2,664	—
Other	1,651	3,712

Subtotal deferred tax assets	35,454	34,743
Valuation allowance	(662)	(797)

Total deferred tax assets	34,792	33,946

Net deferred tax liability	$72,403	$69,789

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
7. Income Taxes (continued)
A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate from continuing operations before discontinued operations for the periods indicated below is as follows (percentages shown reflect income tax expense (benefit)):

	Predecessor		Successor
		Period from	Period from
	Year Ended	January 1 to	August 2 to	Year Ended
	December 31,	August 1,	December 31,	December 31,
	2005	2006	2006	2007
Statutory federal rate	35.0%	(35.0%)	35.0%	34.0%
Permanent differences	0.3	11.8	(0.3)	0.3
Foreign permanent and tax rate differences	(1.7)	—	(1.3)	(13.1)
State taxes, net of federal benefit	4.2	(2.5)	3.1	3.1
Valuation allowance	—	(4.0)	—	—
Other, net	2.0	(0.1)	0.2	(1.9)

	39.8%	(29.8%)	36.7%	22.4%

The Company has federal net operating loss carryforwards at December 31, 2007 of approximately $77,600 which expire in various amounts in 2012 through 2024. At December 31, 2007, the Company has state operating loss carryovers of approximately $61,300 that expire in various amounts beginning after January 2008. In addition, as of December 31, 2007, the Company has approximately $6,000 of federal and state net operating losses related to stock-based compensation for which benefits of future deductions will be recorded as additional paid in capital when realized as reductions in taxes payable.
The Company has undergone changes in ownership which limit the amount of net operating loss currently available as a deduction. Such limitation could result in the Company being required to pay tax currently because only a portion of the net operating loss is available. Management believes the Company will fully realize its federal net operating loss carryforwards and a valuation reserve was not necessary at December 31, 2007.
A valuation allowance has been established for certain deferred tax assets that management has determined will likely not be realized. The valuation allowance is primarily related to certain state net operating loss carryforwards. In the third quarter of 2007, the Company recorded a valuation allowance related to purchase accounting in the amount of $10,833 that increased deferred tax liabilities and goodwill. In the fourth quarter of 2007, it was determined this was in error and was reversed at year-end.
The Company adopted the provisions of Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Upon adoption, the Company recognized no adjustment in its balance of unrecognized tax benefits and no adjustment to retained earnings. As of the date of adoption, the Company’s unrecognized tax benefits amounted to $570. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits from January 1, 2007 to December 31, 2007:

Balance as of January 1, 2007	$570
Adjustments:
Prior year tax positions	—
Current year tax positions	—
Settlements with taxing authorities	—
Lapsing of statute of limitations	—

Balance as of December 31, 2007	$570

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense which were insignificant for the year ended December 31, 2007. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2004; state and local income tax examinations before 2002; and foreign income tax examinations before 2006. There are no income tax examinations currently in process.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
8. Related-Party Transactions
Transactions with MSG WC Holdings Corp. (“Holdings”)
The Company has various transactions with its parent company, Holdings, which are recorded through intercompany accounts. These amounts are payable on a current basis and are not subject to interest charges.
During the period from August 2, 2006 to December 31, 2006, and the year ended December 31, 2007, respectively, Holdings made grants of options to purchase 20,828 and 4,050 shares of Holdings’ stock respectively to the Company’s key employees and certain members of the Company’s Board of Directors under the MSG WC Holdings Corp. 2006 Stock Option Plan. There were zero and 2,174 forfeitures of option grants during the period from August 2, 2006 to December  31, 2006 and the year ended December 31, 2007, respectively. Holdings has allocated compensation expense to the Company of $1,662 and $3,168 during the period from August 2, 2006 to December 31, 2006 and the year ended December 31, 2007, respectively, in connection with the issuance of these options which are included in the Company’s selling, general and administrative expenses.
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
Consulting Agreement with Board Members
The Company has consulting agreements with (i) its former chief executive officer and current board member, (ii) its former executive vice-president and current board member, and (iii) a current board member for their consulting services. Such services relate to consulting on strategic business plans, acquisitions, and customer and vendor relationships. Fees and expenses paid in connection with these agreements amounted to $158, $92, $66 and $201 for the year ended December 31, 2005, the period from January 1, 2006 to August 1, 2006, the period from August 2, 2006 to December 31, 2006 and for the year ended December 31, 2007, respectively.
Transactions with PV Realty LLC
The Company leases property from PV Realty, LLC, a company controlled by the Company’s i) former chief executive officer and current board member; and ii) former executive vice-president and current board member. The Company pays annual rent of $83 through August 31, 2008. The Company believes the price and terms of this lease are at fair market value.
Fees to Former Majority Stockholder
In June 2000, the Company began to pay management fees to its then majority stockholder under a management agreement for financial advisory services including reviewing the business, operations and prospects of the Company with management, assisting in acquisitions, and finding and negotiating with potential financing sources. The term of the management agreement was for three years with automatic one-year extensions unless terminated with six months notice by the Board of Directors or the stockholders after the initial three-year term. Fees were payable in advance in semiannual installments on January 1 and July 1 of each year. Fees and expenses incurred in connection with the management agreement amounted to $400, $329 and $29 for the year ended December 31, 2005, and the periods from January 1, 2006 to August 1, 2006 and from August 2, 2006 to December 31, 2006, respectively. This management agreement was terminated on August 1, 2006 in connection with the Acquisition.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
9. Redeemable Preferred Stock
The Company issued Series E redeemable convertible preferred stock in 2000 through 2001 with a par value of $20 per share. The Series E preferred stock was nonvoting and was convertible into shares of common stock, determined by dividing the liquidation preference of the preferred shares by the offering price upon an underwritten public offering of shares of common stock. The remaining shares were mandatorily redeemable on the tenth anniversary of the issuance of such shares or anytime at the option of the Company. Thus, outstanding Series E preferred stock is mandatorily redeemable beginning in 2010.
In connection with the consummation of the Acquisition in August 2006, the Company redeemed all of its issued and outstanding Series E preferred stock, totaling 238,000 shares, including all cumulated dividends, for $5,601 in cash.
10. Stockholders’ Equity
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
The par value and annual dividend rate of each series of preferred stock is as follows:

	Par Value	Annual
Series	(per share)	Dividend %
B	$10.0	10.0%
C	$20.0	8.5%
G	$0.1	None
H	$10.0	10.0%
I	$10.0	10.0%
J	$10.0	10.0%
K	$0.1	None
In connection with the consummation of the Acquisition in August 2006, the Company redeemed all of its issued and outstanding Series B, C, G, H, I, J and K preferred stock, totaling 1,933,000 shares, including all accumulated dividends, for $24,512, including $1,089 and $131 that remained accrued at December 31, 2006 and 2007, respectively.
Stock Option Plans
In July 2000, the Company adopted the Mobile Storage Group, Inc. 2000 Stock Option Plan (the “2000 Plan”). Under the 2000 Plan, options to purchase a maximum of 21,000 shares of the Company’s common stock could be granted to employees and directors. All options under the 2000 Plan were classified as nonqualified. Options granted vested on an accelerated basis if certain performance measures were met; however, if not met, all options granted vested after nine years of service from the grant date. The 2000 Plan was administered by the Board of Directors, and options had a life of ten years from the date of grant.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
10. Stockholders’ Equity (continued)
Stock Option Plans (continued)
On March 22, 2002, the Board of Directors approved a new stock option incentive plan (the “2002 Plan”) for the Company. The terms of the plan generally provided for grants with an exercise price of not less than 100% of the fair market value of the common stock as determined by the Board of Directors on the date of grant. The grants vested on a graded basis, as specified in each option agreement, and terminated no later than ten years after the date of grant. Each of the Company’s employees and directors were eligible to be considered for the grant of awards under the 2002 Plan. A maximum of 33,049 shares of common stock could have been issued under the 2002 Plan, as amended.
On February 8, 2005, the Board of Directors approved a new stock option incentive plan (the “2005 Plan”) for the Company. All options issued and outstanding under the 2000 and 2002 Plans were assumed under the 2005 Plan with the date of grant, exercise price and vesting of each option remaining unchanged.
The following summarizes the activities under the Company’s stock option plan:

			Weighted-Average
		Exercise Price	Exercise Price
	Number of Shares	Per Share	Per Share
Options outstanding, January 1, 2005	32,165	$403.55 – 1,181.70	$687.18
Options granted	4,300	$750.00 – 935.00	$879.07
Options forfeited	(9,301)	$403.55 – 1,181.70	$824.90

Options outstanding, December 31, 2005	27,164	$403.55 – 1,181.70	$670.39
Options forfeited	(572)	$403.55 – 1,181.70	$773.58
Options exercised	(26,592)	$403.55 – 1,181.70	$668.17

Options outstanding, August 1, 2006	—

In connection with the consummation of the Acquisition, a change of control, as defined by the 2005 Plan, occurred which resulted in the immediate vesting of all outstanding and unvested options under the 2005 Plan. This immediate vesting resulted in a pre-tax compensation charge recorded by the Predecessor as Acquisition Transaction Expenses of $2,341. The 2005 Plan was terminated on August 1, 2006 in conjunction with the Acquisition.
11. Commitments and Contingencies
The Company leases its corporate offices and various yard facilities under noncancelable operating leases with terms expiring at various dates through January 2025. Rent expense under these agreements was approximately $5,254, $3,435, $2,681 and $7,390 for the year ended December 31, 2005, the periods from January 1, 2006 to August 1, 2006 and from August 2, 2006 to December 31, 2006, and the year ended December 31, 2007, respectively.
Future minimum payments under all noncancelable operating leases with terms in excess of one year at December 31, 2007, are as follows:

2008	$7,197
2009	5,826
2010	4,575
2011	2,975
2012 and thereafter	7,655

$28,228

The Company is party to various legal proceedings arising in the normal course of business. The Company carries insurance, subject to deductibles under the specific policies, to protect against losses from legal claims. The Company is not currently party to any material legal proceedings nor, to its knowledge, are any significant legal proceedings threatened.

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
12. Pension Plans
The Company sponsors a defined contribution pension plan covering substantially all full-time employees. The defined contribution plan is designed to provide tax deferred retirement benefits to the Company’s employees. The Company historically did not make matching contributions. During 2004, the Company changed the plan to provide matching contributions whereby the Company matches 25% of the participant contributions up to 4% of the employees’ compensation during the plan year. Effective January 2007, the Company increased the employer-matching contribution to 25% of the participant contributions up to 6% of the employees’ compensation during the plan year. The total contribution to the plan was approximately $92, $61, $51 and $198 for the year ended December 31, 2005, the periods from January 1, 2006 to August 1, 2006 and from August 2, 2006 to December 31, 2006, and the year ended December 31, 2007, respectively.
The Company’s subsidiaries in the United Kingdom contribute to a group personal pension plan. Amounts contributed, which were not significant for any period presented, represent the Company’s obligation under the terms of the plan.
13. Foreign Operations
Condensed financial information of the Company’s foreign subsidiaries, the operations of which are principally located in the United Kingdom, at December 31, 2006 and 2007, and for the year ended December 31, 2005, the periods from January 1, 2006 to August 1, 2006 and August 2, 2006 to December 31, 2006, and the year ended December 31, 2007, before eliminations of intercompany balances and profits, is as follows:

	Successor
	December 31,
	2006	2007
Assets
Lease equipment, net	$104,949	$120,654
Goodwill	32,443	45,019
All other assets	47,760	53,067

	$185,152	$218,740

Liabilities and stockholders’ equity
Accounts payable	$5,752	$7,730
Notes payable	73,627	87,752
Other liabilities	34,240	35,229
Stockholders’ equity	71,533	88,029

	$185,152	$218,740

	Predecessor		Successor
		Period from	Period from
	Year Ended	January 1 to	August 2 to	Year Ended
	December 31,	August 1,	December 31,	December 31,
	2005	2006	2006	2007
Revenues and Net Income
Total revenues	$72,750	$42,342	$30,799	$83,474
Costs and expenses	69,042	41,773	28,747	75,917

Net income	$3,708	$569	$2,052	$7,557

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
14. Discontinued Operations
Effective during the fourth quarter of 2006, the Company committed to plans to sell its Action Trailer Sales division (“Action”), thereby meeting the held-for-sale criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Action is comprised of three locations in the U.S. which are primarily engaged in the business of buying and selling used trailers. The sale of Action was completed in the third quarter of 2007. In accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” the net assets of Action are presented separately as assets held for sale in the accompanying consolidated balance sheets and the operating results of Action are presented as discontinued operations in the accompanying consolidated statements of operations and cash flows. Prior period financial results were reclassified to conform to these changes in presentation.
The results of discontinued operations for the year ended December 31, 2005, the periods from January 1, 2006 to August 1, 2006 and August 2, 2006 to December 31, 2006, and the year ended December 31, 2007, are summarized as follows:

	Predecessor		Successor
		Period from	Period from
	Year Ended	January 1 to	August 2 to	Year Ended
	December 31,	August 1,	December 31,	December 31,
	2005	2006	2006	2007
Revenues	$18,059	$17,019	$7,336	$10,411
Income before provision for income taxes	306	562	313	(1,807)
Provision (benefit) for income taxes	122	225	125	(697)

Net income	$184	$337	$188	$(1,110)

Interest expense allocated to Action’s discontinued operations for the year ended December 31, 2005, the periods from January 1, 2006 to August 1, 2006 and from August 2, 2006 to December 31, 2006, and the year ended December 31, 2007, was based upon a ratio of (i) the net assets of the discontinued operations compared to (ii) the overall net assets plus debt obligations of the Company and amounted to $431, $349, $182 and $0, respectively.
At December 31, 2006 and 2007, assets held for sale and discontinued operations consist of the following:

	Successor
	December 31,	December 31,
	2006	2007
Accounts receivable, net	$901	$—
Inventories	6,366	58
Other assets	300	6

	$7,567	$64

MOBILE SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
15. Subsequent Event
On February 22, 2008 our Parent entered into a definitive merger agreement with Mobile Mini, Inc. of Tempe, Arizona. Our Parent and certain of its subsidiaries, including Mobile Services Group, Inc., will merge into Mobile Mini in a transaction valued at approximately $701.5 million. Pursuant to the merger, Mobile Mini will assume approximately $535.0 million of our Parent’s outstanding indebtedness and will acquire all outstanding shares of capital stock of our Parent for $12.5 million in cash and shares of newly issued Mobile Mini convertible preferred stock with a liquidation preference of $154.0 million, which following the tenth year after the issue date will be initially convertible into approximately 8.55 million shares of Mobile Mini common stock, and is redeemable at the holders’ option, ten years after the date of issuance.
Closing of the transaction is subject to approval by Mobile Mini’s stockholders, obtaining required governmental approvals, receipt of a new $1.0 billion asset-based revolving credit facility and customary closing conditions. No closing date has been set at this time, pending receipt of the necessary approvals.
Mobile Mini has received a fully underwritten commitment from Deutsche Bank AG, Bank of America and JP Morgan for a $1.0 billion asset-based revolving line of credit facility to fund the transaction, subject to customary conditions including the execution of definitive documentation.
16. Condensed Consolidating Financial Information
The following tables present condensed consolidating financial information for: (a) Mobile Services Group, Inc. (the “Parent”) on a stand-alone basis as a co-issuer of the Company’s 9 3/4% Senior Notes; (b) on a combined basis, the subsidiary co-issuer and guarantors of the Company’s 9 3/4% Senior Notes (“Subsidiary Co-Issuer and Guarantors”) which include Mobile Storage Group, Inc., a co-issuer of the 9 3/4% Senior Notes and A Better Mobile Storage Company and Mobile Storage Group (Texas), LP, guarantors with nonmaterial assets and operations; (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Ravenstock MSG Limited, MSG Investments, Inc., Mobile Storage U.K. Finance LP, LIKO Luxembourg International s.a.r.1., Ravenstock Tam (Hire) Limited and certain other nonmaterial, inactive entities based in the United Kingdom. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several, and management has determined that such information is not material to investors. In lieu thereof, the Company includes the following:

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2007
(Successor)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$—	$1,015	$1,316	$—	$2,331
Accounts receivable, net	—	17,759	16,836	—	34,595
Inventories	—	13,958	534	—	14,492
Lease equipment, net	—	223,761	120,654	—	344,415
Property and equipment, net	—	22,374	6,703	—	29,077
Investment in subsidiary	290,615	88,029	—	(378,644)	—
Intercompany balances	—	3,683	(3,683)	—	—
Goodwill	—	268,866	45,019	—	313,885
Other intangible assets, net	—	51,542	24,860	—	76,402
Other assets	—	14,258	6,501	—	20,759
Assets held for sale and discontinued operations	—	64	—		64

Total assets	$290,615	$705,309	$218,740	$(378,644)	$836,020

Liabilities:
Accounts payable	$—	$6,181	$7,730	$—	$13,911
Total debt	—	338,588	87,752	—	426,340
Other liabilities	—	30,291	5,074	—	35,365
Deferred income taxes	—	39,634	30,155	—	69,789

Total liabilities		414,694	130,711	—	545,405
Stockholders’ equity:
Total stockholders’ equity	290,615	290,615	88,029	(378,644)	290,615

Total liabilities and stockholders’ equity	$290,615	$705,309	$218,740	$(378,644)	$836,020

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2006
(Successor)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$—	$1,469	$—	$—	$1,469
Accounts receivable, net	—	16,338	14,244	—	30,582
Inventories	—	5,255	295	—	5,550
Lease equipment, net	—	196,681	104,949	—	301,630
Property and equipment, net	—	15,793	4,180	—	19,973
Investment in subsidiary	274,496	71,533	—	(346,029)	—
Intercompany balances	—	(1,745)	1,745	—	—
Goodwill	—	264,411	32,443	—	296,854
Other intangible assets, net	—	52,561	25,394	—	77,955
Other assets	—	18,686	1,902	—	20,588
Assets held for sale and discontinued operations	—	7,567	—	—	7,567

Total assets	$274,496	$648,549	$185,152	$(346,029)	$762,168

Liabilities:
Accounts payable	$—	$5,417	$5,752	$—	$11,169
Total debt	—	301,908	73,627	—	375,535
Other liabilities	—	24,682	3,883	—	28,565
Deferred income taxes	—	42,046	30,357	—	72,403

Total liabilities	—	374,053	113,619	—	487,672
Stockholders’ equity:
Total stockholders’ equity	274,496	274,496	71,533	(346,029)	274,496

Total liabilities and stockholders’ equity	$274,496	$648,549	$185,152	$(346,029)	$762,168

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007
(Successor)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Lease and lease related	$—	$121,288	$71,030	$—	$192,318
Sales	—	28,365	12,444	—	40,809

Total revenues	—	149,653	83,474	—	233,127

Costs and expenses:
Cost of sales	—	18,696	10,088	—	28,784
Trucking and yard costs	—	29,352	29,481	—	58,833
Depreciation and amortization	—	13,813	8,403	—	22,216
Selling, general and administrative expenses	—	47,059	23,416	—	70,475
Interest expense, net	—	30,511	7,702	—	38,213
Other expense (income)—net	—	180	(753)	—	(573)

Income (loss) before provision for income taxes and equity in earnings of consolidated subsidiaries	—	10,042	5,137	—	15,179
Provision for income taxes	—	5,813	(2,420)	—	3,393
Income from discontinued operations	—	(1,110)	—	—	(1,110)
Equity in earnings of consolidated subsidiaries	10,676	7,557	—	(18,233)	—

Net income (loss)	$10,676	$10,676	$7,557	$(18,233)	$10,676

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Period from August 2, 2006 to December 31, 2006
(Successor)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Lease and lease related	$—	$48,815	$26,781	$—	$75,596
Sales	—	10,794	4,018	—	14,812

Total revenues	—	59,609	30,799	—	90,408

Costs and expenses:
Cost of sales	—	7,139	3,150	—	10,289
Trucking and yard costs	—	11,870	11,183	—	23,053
Depreciation and amortization	—	4,914	3,309	—	8,223
Selling, general and administrative expenses	—	17,647	8,150	—	25,797
Interest expense, net	—	12,693	2,139	—	14,832
Other expense (income)—net	29	103	(119)	—	13

Income (loss) before provision for income taxes, discontinued operations and equity in earnings of consolidated subsidiaries	(29)	5,243	2,987	—	8,201
Provision (benefit) for income taxes	(9)	2,086	935	—	3,012
Income (loss) from discontinued operations	—	188	—		188
Equity in earnings of consolidated subsidiaries	5,397	2,052	—	(7,449)	—

Net income	$5,377	$5,397	$2,052	$(7,449)	$5,377

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Period From January 1, 2006 to August 1, 2006
(Predecessor)
(Dollars in thousands)

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Lease and lease related	$—	$56,911	$34,177	$—	$91,088
Sales	—	14,245	8,165	—	22,410

Total revenues	—	71,156	42,342	—	113,498

Costs and expenses:
Cost of sales	—	9,701	6,522	—	16,223
Trucking and yard costs	—	13,998	13,967	—	27,965
Depreciation and amortization	—	7,125	5,066	—	12,191
Selling, general and administrative expenses	—	21,881	10,222	—	32,103
Acquisition transaction expenses	—	37,564	2,742	—	40,306
Interest expense, net	—	12,352	3,205	—	15,557
Other expense (income) – net	329	78	(206)	—	201

Income (loss) before provision (benefit) for income taxes and equity in earnings of consolidated subsidiaries	(329)	(31,543)	824	—	(31,048)
Provision (benefit) for income taxes	(132)	(9,363)	255	—	(9,240)
Income from discontinued operations	—	337	—	—	337
Equity in earnings of consolidated subsidiaries	(21,274)	569	—	20,705	—

Net income (loss)	$(21,471)	$(21,274)	$569	$20,705	$(21,471)

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005
(Predecessor)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues:
Lease and lease related	$—	$85,739	$57,678	$—	$143,417
Sales	—	20,512	15,072	—	35,584

Total revenues	—	106,251	72,750	—	179,001

Costs and expenses:
Cost of sales	—	14,906	12,208	—	27,114
Trucking and yard costs	—	22,296	22,468	—	44,764
Depreciation and amortization	—	11,274	8,197	—	19,471
Selling, general and administrative expenses	150	30,167	16,592	—	46,909
Interest expense, net	—	19,938	6,311	—	26,249
Other expense (income)—net	400	(711)	1,749	1,369	2,807

Income (loss) before provision for income taxes and equity in earnings of consolidated subsidiaries	(550)	8,381	5,225	(1,369)	11,687
Provision (benefit) for income taxes	(220)	3,355	1,517	—	4,652
Income from discontinued operations	—	184	—	—	184
Equity in earnings of consolidated subsidiaries	7,549	3,708	—	(11,257)	—

Net income (loss)	$7,219	$8,918	$3,708	$(12,626)	$7,219

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007
(Predecessor)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$30,691	$12,077	$—	$42,768

Investing activities:
Acquisitions, net of cash acquired	—	(31,039)	—	—	(31,039)
Purchases of lease equipment, net	—	(18,843)	(20,088)	—	(38,931)
Purchases of property and equipment	—	(4,040)	(3,387)	—	(7,427)

Net cash used in investing activities	—	(53,922)	(23,475)	—	(77,397)

Financing activities:
Borrowings under New Credit facility	—	40,000	12,717	—	52,717
Payments under New Credit facility	—	(16,784)	—	—	(16,784)
Proceeds on notes receivable from stockholder	—	610	—	—	610
Proceeds from exercise of stock options	—	180	—	—	180
Payments on capital lease obligations and notes payable	—	(1,178)	2	—	(1,176)

Net cash provided by financing activities	—	22,828	12,719	—	35,547
Effect of foreign exchange rate changes on cash	—	—	(56)	—	(56)

Net increase (decrease) in cash	—	(403)	1,265	—	862
Cash and cash equivalents at beginning of year	—	1,469	—	—	1,469

Cash and cash equivalents at end of year	$—	$1,066	$1,265	$—	$2,331

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period from August 2, 2006 to December 31, 2006
(Successor)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$21,986	$2,616	$—	$24,602

Investing activities:
Acquisition of Predecessor	—	(317,138)	—	—	(317,138)
Acquisition payment of Predecessor transaction expenses	—	(17,162)	—	—	(17,162)
Other acquisitions, net	—	(12,155)	—	—	(12,155)
Purchases of lease equipment, net	—	(12,579)	(4,904)	—	(17,483)
(Purchases) sales of property and equipment	—	(2,236)	38	—	(2,198)

Net cash used in investing activities	—	(361,270)	(4,866)	—	(366,136)

Financing activities:
Payments on capital leases and notes payable	—	(28)	(180)	—	(208)
Borrowings under New Credit Facility	—	98,713	69,879	—	168,592
Redemption of Subordinated Notes	—	(83,200)	—	—	(83,200)
Issuance of 9 3/4% Senior Notes due 2014	—	200,000	—	—	200,000
Payments under BofA Credit Facility	—	(122,929)	(69,349)	—	(192,278)
Equity contributions	—	263,266	—	—	263,266
Deferred financing costs	—	(15,069)	(244)	—	(15,313)

Net cash provided by financing activities	—	340,753	106	—	340,859
Effect of foreign exchange rate changes on cash	—	—	2,144	—	2,144

Net increase in cash	—	1,469	—	—	1,469
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$1,469	$—	$—	$1,469

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period January 1, 2006 to August 1, 2006
(Predecessor)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$16,525	$4,775	$—	$21,300

Investing activities:
Acquisitions, net of cash acquired	—	(8,757)	—	—	(8,757)
Purchases of lease equipment, net	—	(9,018)	(8,091)	—	(17,109)
Purchases of property and equipment	—	(1,142)	(1,274)	—	(2,416)

Net cash used in investing activities	—	(18,917)	(9,365)	—	(28,282)

Financing activities:
Borrowings under BofA Credit Facility	—	6,181	4,879	—	11,060
Payments on capital leases and notes payable	—	(524)	(38)	—	(562)
Redemption of Predecessor common stock	—	(8)	—	—	(8)
Deferred financing costs	—	(1,160)	—	—	(1,160)
Predecessor redemption of preferred stock	—	(938)	—	—	(938)
Predecessor preferred stock dividends paid	—	(1,159)	—	—	(1,159)

Net cash provided by financing activities	—	2,392	4,841	—	7,233
Effect of foreign exchange rate changes on cash	—	—	(251)	—	(251)

Net increase in cash	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—

MOBILE SERVICES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005
(Predecessor)
(Dollars in thousands)

		Subsidiary
		Co-Issuer and	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$20,418	$14,777	$—	$35,195

Investing activities:
Acquisitions, net of cash acquired	—	(4,890)	—	—	(4,890)
Purchases of lease equipment, net	—	(22,848)	(9,618)	—	(32,466)
Purchases of property and equipment	—	(4,717)	(1,549)	—	(6,266)
Proceeds from assets held for sale	—	414	610	—	1,024

Net cash used in investing activities	—	(32,041)	(10,557)	—	(42,598)

Financing activities:
Deferred financing costs	—	(1,309)	(1,291)	—	(2,600)
Borrowings under BofA Credit Facility	—	19,495	(905)	—	18,590
Payments on capital leases and notes payable	—	(1,543)	(77)	—	(1,620)
Repurchase of common stock	—	(52)	—	—	(52)
Issuance of preferred stock, net	—	(2,501)	—	—	(2,501)
Preferred stock dividends paid	—	(2,468)	—	—	(2,468)

Net cash provided by (used in) financing activities	—	11,622	(2,273)	—	9,349
Effect of foreign exchange rate changes on cash	—	—	(1,946)	—	(1,946)

Net increase (decrease) in cash	—	—	—	—	—
Cash and cash equivalents at beginning of year	—	—	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—	$—	$—

Schedule II
MOBILE SERVICES GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Charges to
	Beginning of	Cost and		Balance at
	Period	Expenses	Deductions (1)	End of Period

Year ended December 31, 2005 (Predecessor) Allowance for doubtful accounts	$554	$768	$(752)	$570

Period from January 1, 2006 to August 1, 2006 (Predecessor) Allowance for doubtful accounts	$570	$744	$(183)	$1,131

Period from August 2, 2006 to December 31, 2006 (Successor) Allowance for doubtful accounts	$1,131	$147	$(577)	$701

Year ended December 31, 2007 (Successor) Allowance for doubtful accounts	$701	$1,644	$(1,029)	$1,316

(1)	Deductions represent uncollectible accounts written-off, net of recoveries

S-1

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated May 24, 2006, by and among MSG WC Holdings Corp., MSG WC Acquisition Corp., Mobile Services Group, Inc. and target stockholder representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Form S-4 filed on September 18, 2007).

2.2
Amendment to Agreement and Plan of Merger, dated June 7, 2006, by and among MSG WC Holdings Corp., MSG WC Acquisition Corp., Mobile Services Group, Inc. and target stockholder representative (incorporated by reference to Exhibit 2.2 to the Registrant’s Form S-4 filed on September 18, 2007).

2.3
Agreement and Plan of Merger, dated February 22, 2008, among Mobile Mini, Inc., MSG WC Holdings Corp., Cactus Merger Sub, Inc., and Welsh, Carson, Anderson & Stowe X, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on February 28, 2008).

3.1	Restated Certificate of Incorporation of Mobile Services Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-4 filed on September 18, 2007).
3.2	By-laws of Mobile Services Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-4 filed on September 18, 2007).
3.3	Amendment to By-laws of Mobile Services Group, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form S-4 filed on September 18, 2007).
3.4	Certificate of Incorporation of Mobile Storage Group, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Form S-4 filed on September 18, 2007).
3.5	By-laws of Mobile Storage Group, Inc. (incorporated by reference to Exhibit 3.5 to the Registrant’s Form S-4 filed on September 18, 2007).
3.6	Articles of Incorporation of A Better Mobile Storage Company (incorporated by reference to Exhibit 3.6 to the Registrant’s Form S-4 filed on September 18, 2007).
3.7	By-laws of A Better Mobile Storage Company (incorporated by reference to Exhibit 3.7 to the Registrant’s Form S-4 filed on September 18, 2007).
3.8	Certificate of Limited Partnership of Mobile Storage Group (Texas), L.P. (incorporated by reference to Exhibit 3.8 to the Registrant’s Form S-4 filed on September 18, 2007).
3.9	Amended and Restated Limited Partnership Agreement of Mobile Storage Group (Texas), L.P. (incorporated by reference to Exhibit 3.9 to the Registrant’s Form S-4 filed on September 18, 2007).
4.1
Indenture, dated August 1, 2006, by and among Mobile Services Group, Inc., Mobile Storage Group, Inc., subsidiary guarantors named therein and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 filed on September 18, 2007).

4.2
Contractual Rights Agreement, dated August 1, 2006, by and among Foxkirk, LLC and WCAS Capital Partners IV, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-4 filed on September 18, 2007).

4.4
Registration Rights Agreement, dated August 1, 2006, by and among Mobile Services Group, Inc., Mobile Storage Group, Inc., guarantors named therein, Lehman Brothers Inc., Goldman, Sachs & Co. and Wachovia Capital Markets, LLC. (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-4 filed on September 18, 2007).

4.5
Note Purchase Agreement, dated August 1, 2006, by and among MSG WC Holdings Corp. and the purchasers named therein (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-4 filed on September 18, 2007).

4.6
Stockholders Agreement, dated August 1, 2006, by and among MSG WC Holdings Corp, Welsh, Carson, Anderson & Stowe X, L.P., WCAS Capital Partners IV, L.P., WCAS Management Corporation, de Nicola Holdings, L.P., certain co-investors and certain management stockholders (incorporated by reference to Exhibit 4.6 to the Registrant’s Form S-4 filed on September 18, 2007).

10.1
Amended and Restated Credit Agreement, dated December 30, 2005, by and among the Lenders, Bank of America, N.A., Mobile Storage Group, Inc., Mobile Services Group, Inc. and Banc of America Securities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-4 filed on September 18, 2007).

Exhibit No.	Description

10.2
Amended and Restated UK Credit Agreement, dated December 30, 2005, by and among the UK Lenders, Bank of America, N.A., Mobile Storage Group, Inc., Mobile Services Group, Inc. and Banc of America Securities, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-4 filed on September 18, 2007).

10.3
Credit Agreement, dated August 1, 2006, by and among the Lenders, The CIT Group/Business Credit, Inc., Mobile Storage Group, Inc., Mobile Services Group, Inc., MSG WC Holdings Corp., MSG WC Intermediary Co., CIT Capital Securities LLC, Lehman Brothers Inc., Wachovia Capital Finance Corporation (Western), Merrill Lynch Capital Corporation and Textron Financial Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10.3 filed on September 18, 2007).

10.4
UK Credit Agreement, dated August 1, 2006, by and among the Lenders, The CIT Group/Business Credit, Inc., Mobile Storage Group, Inc., Mobile Services Group, Inc., MSG WC Holdings Corp., MSG WC Intermediary Co., Ravenstock MSG Limited, CIT Capital Securities LLC, Lehman Brothers Inc., Wachovia Capital Finance Corporation (Western), Merrill Lynch Capital Corporation and Textron Financial Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-4 filed on September 18, 2007).

10.5	Office Lease Agreement between EOP-700 North Brand, L.L.C. and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-4 filed on September 18, 2007).
10.6	MSG WC Holdings Corp. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-4 filed on September 18, 2007).*
10.7	MSG WC Holdings Corp. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-4 filed on September 18, 2007).*
10.8	MSG WC Holdings Corp. 2006 Employee Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-4 filed on September 18, 2007).*
10.9
Amended and Restated Employment Agreement, dated August 1, 2006, by and among Douglas A. Waugaman, Mobile Storage Group, Inc. and MSG WC Holdings Corp. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.10
Employment Agreement, dated October 4, 2005, by and among Allan A. Villegas and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.11
Employment Agreement, dated November 9, 2005, by and among Christopher A. Wilson and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.12
Employment Agreement, dated August 19, 2004, by and among William Armstead and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.13
Employment Agreement, dated January 13, 2004, by and among Jody E. Miller and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.14
Employment Agreement, dated February 12, 2006, by and among Gilbert Gomez and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.15
Employment Agreement, dated June 1, 2004, by and among Lynn Courville and Mobile Storage Group, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.16
Amended and Restated Employment Agreement, dated November 7, 2006, by and among Jerry E. Vaughn, Mobile Storage Group, Inc. and MSG WC Holdings Corp. (incorporated by reference to Exhibit 10.16 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.17
Employment Agreement, dated July 17, 2007, by and among Ron Halchishak, Mobile Storage Group, Inc. and Mobile Services Group, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.18	Offer Letter, dated October 15, 2004, from Mobile Storage Group, Inc. to Jeffrey A. Kluckman. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form S-4 filed on September 18, 2007).*
10.19
Statement of Particulars of Employment of Ronald Halchishak with Ravenstock MSG Ltd, dated July 17, 2007 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form S-4 filed on September 18, 2007).*

Exhibit No.	Description

10.20	Employment Agreement, dated December 31, 2006, by and among Jeffry E. Jones, Mobile Storage Group, Inc. and Mobile Services Group, Inc.*
10.21	Amendment to Employment Agreement, dated November 5, 2007, by and among Lynn Courville and Mobile Storage Group, Inc.*
10.22	Amendment to Employment Agreement, dated December 2007, by and among Gilbert Gomez and Mobile Storage Group, Inc.*
10.23	Amendment to Employment Agreement, dated November 5, 2007, by and among William Armstead and Mobile Storage Group, Inc.*
10.24	Employment Agreement, dated November 5, 2007, by and among Jeffrey A. Kluckman and Mobile Storage Group, Inc.*
10.25
Management Services Agreement, dated August 1, 2006, by and among Mobile Services Group, Inc., MSG WC Holdings Corp. and WCAS Management Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Form S-4 filed on September 18, 2007).

10.26
Indemnification Agreement, dated May 10, 2006, by and among Mobile Storage Group, Inc., Mobile Services Group, Inc. and Christopher A. Wilson (incorporated by reference to Exhibit 10.21 to the Registrant’s Form S-4 filed on September 18, 2007).

10.27
Indemnification Agreement, dated May 10, 2006, by and among Mobile Storage Group, Inc., Mobile Services Group, Inc. and Allan A. Villegas (incorporated by reference to Exhibit 10.22 to the Registrant’s Form S-4 filed on September 18, 2007).

10.28
Indemnification Agreement, dated May 10, 2006, by and among Mobile Storage Group, Inc., Mobile Services Group, Inc. and Douglas A. Waugaman (incorporated by reference to Exhibit 10.23 to the Registrant’s Form S-4 filed on September 18, 2007).

10.29
Board Retention and Consulting Agreement, dated January 31, 2007, by and among Mobile Storage Group, Inc., MSG WC Holdings Corp. and Ronald F. Valenta (incorporated by reference to Exhibit 10.24 to the Registrant’s Form S-4 filed on September 18, 2007).

10.30
Board Retention and Consulting Agreement, dated August 28, 2006, by and among Mobile Storage Group, Inc., MSG WC Holdings Corp. and Jim Martell (incorporated by reference to Exhibit 10.25 to the Registrant’s Form S-4 filed on September 18, 2007).

10.31
Consulting Agreement, dated May 1, 2003, by and among Mobile Storage Group, Inc. and Ronald F. Valenta (incorporated by reference to Exhibit 10.26 to the Registrant’s Form S-4 filed on September 18, 2007).*

10.32	Mobile Storage Group, Inc. 2007 Corporate Incentive Plan Executive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Form S-4/A filed on October 25, 2007).
10.33	2007 U.K. Special Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Form S-4/A filed on October 25, 2007).
12.1	Statement re Calculation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Registrants.
31.1	Certification of the Chief Executive Officer of Mobile Services Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Mobile Services Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of the Chief Executive Officer of Mobile Storage Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of the Chief Financial Officer of Mobile Storage Group, Inc. required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Mobile Services Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Mobile Services Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of the Chief Executive Officer of Mobile Storage Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification of the Chief Financial Officer of Mobile Storage Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.